Form 10KSB
period 2000-12-31
UTAH CLAY TECHNOLOGY INC
filed 2001-04-13
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                   or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. 333-34308

                          UTAH CLAY TECHNOLOGY, INC.
                (Name of small business issuer in its charter)

            Utah                                           87-0520575
    ---------------------                             --------------------
  (state of incorporation)                          (IRS Employer I.D. Number)

                             3985 South 2000 East
                          Salt Lake City, UT 84124
                          -------------------------
                   (Address of principal executive offices)

                   Issuer's telephone number: 801-424-0223

        Securities registered under Section 12(b) of the Exchange Act:

                         Title of each class: None.

              Name of each exchange on which registered: None.

       Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock $0.001 par value
                      -------------------------------
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $633,760 computed by reference to the $0.06 average of the bid and asked price of the company's Common Stock on April 9, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 9, 2001: 27,093,253 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990).   None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS.

                           DESCRIPTION OF BUSINESS

Business Development

     Utah Clay Technology, Inc. was incorporated on March 1, 1994 in the State of Utah. Since our organization we have been engaged in the process of -

o       locating kaolin deposits in Utah,

o       obtaining the legal rights to these deposits,

o       conducting exploratory operations,

o       testing the extracted minerals in the laboratory, and

o selling samples of the processed form of our kaolin to a commercial company for market evaluation.

     We have financed these activities by the sale of capital stock for money, advances by shareholders and by the exchange of capital stock for services rendered to our company.

     Utah Clay is held together by the day-to-day services of Dennis S. Engh, our chief executive officer, and Thomas F. Harrison, a vice president and chief financial officer. They serve without receiving a regular monthly salary check. It will be difficult to replace any of them unless we obtain the liquid resources to pay salaries.

Kaolin

     Kaolin is a mineral term for a hydrated aluminum silicate with the general formula, AL2 SI2 O5 (OH)4. It occurs in a broad range of particle sizes from 200 microns down to about 0.2 microns. It also occurs in a variety of crystal structures and shapes. The Utah kaolin is quite white in the ground. Processing for commercial uses retains that whiteness.

The Market for Kaolin

     Kaolin is commonly known as China clay and is used extensively as a mineral filler in paint, plastics, paper, ceramics, pharmaceuticals and cosmetics, because it does not react chemically. It also has a white color and smoothness after grinding. Industrial users of kaolin combine it with other raw materials, called formulations, and have developed over 600 different applications. The largest single application is for coating paper to hide the pulp strands and to give the paper a gloss finish. Another major use is in the paint industry as an extender to reduce the amount of titanium dioxide needed to reflect light. Kaolin is also used in refractory products, plastics, ceramics, rubber and fiberglass.

Results of Tests on the Utah Clay Deposits

     The kaolin taken from our White Mountain site in the test runs shows that the mineral can be removed by a ripper on a caterpillar tractor and loaded on trucks with a front end loader.

     The kaolin must be processed to bring it to industry standards. Utah Clay has tested the stages of the processing that are needed for these industry standards. These tests include:

o       grinding to small particle sizes

o calcination - a process of heating the clay to about 1800 degrees Fahrenheit for a time, which changes its molecular structure, and

o       paint formulation tests.

     These tests have outlined two classes of products that can fit into established markets. These are an uncalcined kaolin clay and a calcined kaolin clay, each in various small particle sizes.

Competition

     The United States is the largest single producer of kaolin in the world. Currently, ninety percent of the U.S. production comes from deposits in Georgia and South Carolina. It has been mined from this area for over 90 years. There are several companies located in this area that provide this kaolin to the U.S. and world markets, companies against whom we will have to compete should we obtain production of kaolin. Most of the standards for the world industry are based on the kaolin from this area.

Distribution Methods

     There are numerous companies in the U.S. whose business is the distribution of industrial minerals and chemicals. These companies normally have specific regions where they operate.

     We anticipate that any sale of kaolin products by us, should we encounter commercial quantities of kaolin and obtain the capital to develop them, would be done through these third-party distributors of industrial minerals.

Patents

     Utah Clay has no patents.

Government Approval of Principal Products

     There is no need to obtain government approval to sell kaolin and kaolin products. The mining leases of the company, owned or under option to lease, are mining claims or leases of lands owned by the U.S. Government or the State of Utah. Annual rentals of $100 per claim for the federal mining claims must be paid to the Bureau of Land Management. The annual lease payment to the State of Utah totals $2,106 for the four state leases.

Government Regulations

     The permitting of exploration work we have on U.S. Government leases in Utah is subject to federal regulations that are co-administered by the Utah State Division of Oil, Gas and Mining and the Bureau of Land Management. We have obtained a small miner's permit for the White Mountain site from the Bureau of Land Management and the State of Utah's Division of Oil, Gas and Mining. This permit allows us to continue to remove tonnage of kaolin from the site for commercial testing.

     The White Mountain and Oro Blanco sites have been surveyed for sensitive plant species. The survey was conducted by a certified environmental firm retained by the company. No sensitive species were found on either site.

Costs and Effects of Complying with Environmental Laws

     There are costs involved in complying with environmental laws in the exploration for kaolin. Disturbances to the land caused by our exploratory drilling will have to be reclaimed to a state typical of the surrounding area.

Employees

     We have two full time employees and one part time employee. The full time employees are Dennis S. Engh, president, and Thomas F. Harrison, vice president and chief financial officer. The part time employee is Daniel H. Engh, vice president. We estimate that our part-time employee works for us approximately fifteen hours a week.

Working Capital Requirements

     We need approximately $500,000 to conduct a proper drilling and testing exploration program on our White Mountain and Oro Blanco leases during the next twelve months. We have not identified a source of this capital. However, we need little working capital to survive day-to-day. Our full-time and part-time employees and consultants will accept stock in lieu of cash for their personal services, as they have mainly done in the past.

Product Research and Development During the Next Twelve Months

     Subject to our obtaining the necessary funds, we propose to perform approximately $50,000 in research and development during the next twelve months in an effort to determine the best calcination parameters for processing kaolin.

     Additional Employees

     We have no plans to hire additional employees until we should establish that we have commercial reserves of kaolin and obtain the funds to develop them.

ITEM 2. PROPERTIES

     We have mining leases to extract minerals from mining claims in the White Mountain area and the Oro Blanco area in western Utah. We have options to acquire mining leases to extract minerals from mining claims in the Koosharem area and the Kimberly area in central Utah and in the Topaz area in western Utah. The properties are near the Union Pacific rail lines and interstate tracking routes I-70 and I-15.

Location and Means of Access to the Properties

     White Mountain Claims. The White Mountain claims are located in Beaver County, Utah approximately 25 miles west of Milford, Utah. Forty-one federal placer and overlapping lode claims are located in Sections 4-10 in Township 29 South, Range 13 West and in Sections 1 and 12 in Township 29 South, Range 14 West.

     Access to the area is provided by county gravel roads and 1.6 miles of unimproved, Bureau of Land Management ("BLM") roads. Limited upgrade of the BLM roads would be necessary to bring mining equipment to the White Mountain site.

     Oro Blanco Claims. The Oro Blanco claims are located six miles west of the White Mountain claims in Beaver County, Utah. Ninety-one federal placer and overlapping lode claims and four Utah State mineral leases covering these deposits are located in Sections 13-15, 21-24, 25-28, 32 and 34-36 in Township 29 South, Range 15 West and in Sections 1-3 and 10, 11 and 18 in Township 30 South, Range 15 West.

     Access to the property is provided by county roads and unimproved BLM roads. Limited upgrades of the BLM roads would be necessary to bring mining equipment to the Oro Blanco site.

     Koosharem Claims. The Koosharem claims are located in Piute and Sevier Counties, Utah. Twelve unpatented federal placer and overlapping lode claims are located on lands managed by the National Forest Service in Townships 26 and 27 South, Ranges 1 and 2 West.

     Access to the area is provided by BLM roads. The road is currently used by another mining operation adjacent to our claims.

     Kimberly Claims. The Kimberly claims are located in Sevier County, Utah. Twenty-six unpatented federal placer and overlapping lode claims are located on lands managed by the National Forest Service in Township 26 South, Range 4.5 West.

     Access to the site is provided by unimproved Forest Service roads. Limited upgrade of the roads would be necessary to bring mining equipment to the site.

     Topaz Claims. The Topaz claims are located in Juab County, Utah approximately 40 miles west of Delta, Utah. Twenty-six federal placer and overlapping lode claims are located on lands managed by the National Forest Service in Township 13 South, Ranges 10, 11 and 12 West and Township 14 South, Range 11 West.

     Access to the area is provided by county gravel roads and unimproved BLM roads. Limited upgrades to the BLM roads would be required to bring mining equipment to the site.

Description of Our Title

     White Mountain Claims. The lode mining claims are reserved from the BLM in the name of Don and Anola Fullmer, who are unaffiliated with our company.

     The Fullmers have granted a mining lease to Dennis S. Engh and Daniel H. Engh. Dennis Engh is president and a director of Utah Clay, and Daniel Engh is a vice president and director of Utah Clay.

o       This lease from the Fullmers provides for -

o       an annual $5,000 minimum lease payment,

o       a minimum production requirement of 6,000 tons a year starting in 2005,

o a $2.50 a ton production royalty payment with a Consumer Price Index annual escalator clause on the royalty, and

o       the payment of all annual fees to the BLM to maintain the claims.

     The lease expires March 15, 2005, unless commercial production of at least 5,000 tons a year is being obtained from any or all of the claims subject to the lease. The lease extends perpetually thereafter if the production minimums are met. The Engh family has incorporated the Fullmer lease with their own placer claims into one lease assigned to Utah Clay as described below.

     The White Mountain placer claims are held by the Engh family, who have granted a mining lease to Utah Clay. These persons include Dennis and Judith Engh, husband and wife; Daniel H. and Connie Engh, husband and wife; Darin D. Engh, and Holly Engh Kingdon (the "Engh Family"). Dennis Engh is president and a director of Utah Clay, the brother of Daniel Engh and the father of Darin Engh and Holly Engh Kingdon. Daniel Engh is a vice president and a director of Utah Clay. Darin Engh is a director of Utah Clay.

The Engh family lease provides for -

o a $5,000 minimum annual lease payment to the Enghs or a $2.50 a ton production royalty payment with a Consumer Price Index escalation clause, whichever is greater,

o a three percent royalty payment on the gross value of all ores taken from the property,

o the payment of all fees required to maintain the claims with the BLM, and

o all the terms of the Engh lease with the Fullmers for the lode claims to be met by Utah Clay.

     The term of the Engh family lease is March 27, 2004 and thereafter as long as commercial production is obtained.

     There appears on the next page a detailed map of Utah Clay's White Mountain property. There is shown on the map outlines of -

o       the claims area,

o       the Blue Placer claims,

o       the Julie White placer claims, and

o       the Julie White lode claims.

                        (Detailed map of Utah Clay's
                          White Mountain property
                       included in courtesy copies of
                        Amendment No. 4 to Form SB-2
                        [not filed electronically])

There is shown on the map outlines of -

o       the claims area,

o       the Blue Placer claims,

o       the Julie White placer claims, and

o       the Julie White lode claims.

     Oro Blanco Claims. These 91 federal lode and placer claims and four Utah State mineral leases are all held by the Engh family. A 5.5 percent production royalty on ores taken from the four state leases must be paid to the State of Utah.

     The Engh family has granted a lease on these properties to Utah Clay. Utah Clay is to pay -

o       all fees to the BLM to maintain the claims,

o and a $5,000 minimum annual lease payment to the Enghs or a $2.50 a ton production royalty payment with a Consumer Price Index escalation clause, whichever is greater, and

o a production royalty of three percent on the gross value of the ores taken from the property.

     The term of the lease is March 27, 2004, and as long thereafter as commercial production is maintained.

     There appears on the next page a detailed map of Utah Clay's Oro Blanco property. There is shown on the map outlines of -

o       the mining area of interest,

o       the Engh Family lode claims,

o       the Engh Family placer claims, and

o       the State of Utah mineral leases.

                        (Detailed map of Utah Clay's
                            Oro Blanco property
                       included in courtesy copies of
                        Amendment No. 4 to Form SB-2
                         [not filed electronically])

There is shown on the map outlines of -

o       the mining area of interest,

o       the Engh Family lode claims,

o       the Engh Family placer claims, and

o       the State of Utah mineral leases.

     Koosharem, Kimberly and Topaz Claims. These claims are all reserved from the BLM in the name of Don and Anola Fullmer, who are unaffiliated with our company. The Fullmers have granted leases on the claims to Daniel and Dennis Engh, whose affiliation with Utah Clay is described above. Daniel and Dennis Engh have granted options to Kaolin of the West, LLC, for it to obtain an assignment of the leases. The members and owners of Kaolin of the West, LLC, are Dennis S. Engh, Daniel H. Engh and Thomas F. Harrison.

     The royalty payments for the leases are identical to those of the White Mountain mining claims, including the royalty payments to the Enghs and the Fullmers.

     Each of the three options expires March 27, 2004. A payment of $10,000 for each option - $5,000 to the Fullmers and $5,000 to the Enghs - must be paid by June 10 of each year to extend the options past that date as well as the payment of all federal and state rentals, taxes and other payments associated with the mining claims. To exercise each option, Utah Clay must pay to the owners of Kaolin of the West, LLC, in cash or in common stock of the company, an amount of cash or common stock equal to the fair market value of the premises subject to the optioned leases. The fair market value will be determined by reference to an evaluation of any kaolin reserves as determined by an independent engineer.

     The mining claims of the three leases under option to the company expire on March 27, 2004 unless by such date commercial production of at least 5,000 tons a year is being obtained from any or all of the claims subject to each of the leases. Once the required level of commercial production has been obtained, the term of each lease is extended for so long as the production requirement is met.

History of Mineral Exploration

     Both White Mountain and Oro Blanco have a history of mineral exploration. The following descriptions concern areas on the leases of Utah Clay.

     White Mountain. Earth Sciences conducted some exploratory drilling on property that is now under our control in White Mountain in the late 1960s and early 1970s. Earth Sciences was a consortium of companies that was looking for commercial deposits of alunite. They found alunite and associated deposits of kaolin by rotary percussion drilling. Data for these holes is not available. An overview of the geology and a summary of their drilling results is outlined in the published Final Environmental Statement date stamped August 26, 1977 by the BLM and signed by Curt Berklund, Director, Bureau of Land Management.

     Buena Vista Mining drilled seven holes on the White Mountain lease in 1992. Buena Vista was a company controlled by the Engh Family. The Enghs have made that information accessible to Utah Clay. The cores were stored and are available for chemical and brightness analysis.

     Utah Clay has an open test pit that reveals high brightness kaolin exposed at the surface. Samples have been taken from the pit to test the kaolin for use in paints and other industries.

     Neither proven nor probable reserves have been established.

     Oro Blanco. Earth Sciences conducted extensive exploration for molybdenum, uranium, gold and flourite in the Oro Blanco region of the Wah Wah Mountains in the late 1960s and early 1970s. Earth Sciences drilled 241 core and rotary holes in the area subject to our claims. They found deposits of both kaolin and alunite. This information is outlined in a report by Joseph Shearer, a registered geologist. He was retained by Fire Clay Minerals, Inc., a company controlled by the Engh Family.

     Fire Clay Minerals, Inc. next drilled 104 core holes in the area subject to our placer claims. The holes total 10,982 feet and outline a deposit of high brightness kaolin and alunite. This drilling was done in 1989 and is outlined in a report by R.R. Culpert, Ph.D.

     An area of 130 by 300 feet was stripped of overburden to expose a kaolin deposit. Samples have been taken from this area to test for brightness and chemistry.

     Neither proven nor probable reserves have been established.

     Koosharem and Kimberly Claims. There have been no significant operations on these claims other than the annual assessment work on the perceived deposits.

     Topaz Claims. Utah Clay conducted a limited drilling program on the Topaz claims property in 1995. Evidence of a certain form of kaolite, called halloysite, was found. Drilling was not sufficient to prove any reserves.

ITEM 3. LEGAL PROCEEDINGS

     Neither Utah Clay Technology nor any of its property is a party to or the subject of a pending legal proceeding.

     We are unaware of any proceeding that a governmental authority is contemplating that would involve us or any of our property.

     We are unaware of any material proceeding to which any director, officer or affiliate of the company, any owner of record or beneficially of more than five percent of any class of voting securities of the company, or security holder is a party adverse to the company or has a material interest adverse to the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock was earlier quoted on the OTC Bulletin Board under the stock symbol "UTCL". The high and low bid information for the stock during 1998, 1999 and the first quarter of 2000 is set forth below. The information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Calendar
Quarter                 High                    Low
-------                 ----                    ---

1998:
1st Qtr                 2.125                   1.75
2nd Qtr                 2.0625                  1.625
3rd Qtr                 1.875                   1.3125
4th Qtr                 1.53125                 0.125

1999:
1st Qtr                 0.3438                  0.1600
2nd Qtr                 0.8438                  0.1875
3rd Qtr                 0.6250                  0.1300
4th Qtr                 0.5000                  0.1875

2000:
1st Qtr                 1.125                   0.25

     During the period from May 3, 2000 to the date of this prospectus our common stock was removed from the Bulletin Board and was quoted only in the "Pink Sheets". We anticipate that our common stock will once again be admitted to quotation privileges on the Bulletin Board within a few days after the date of this prospectus.

     Holders. There are approximately 200 holders of record of our common stock. There are three holders of record of our Series A Preferred Stock, for which there is no trading market.

     Dividends. No cash dividends have been declared during the last two years for either the common stock or the Series A Preferred Stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future other than the requirement that dividends be paid first to the holders of the company's preferred stock.

     Recent Sales of Unregistered Securities. The following information is provided for all securities sold by the Registrant within the past three years without registering the securities under the Securities Act of 1933. All securities were shares of common stock. There were no underwriters involved in the sales.



                                                                Dollar Value of
               No. of                       Cash                Other Type of
  Date       Shares Sold    Purchasers      Consideration       Consideration
  ----       -----------    ----------      -------------       -------------

1998:        389,600(1)    9 persons(2)        $104,048                  -

11-30-98     823,333(1)    Dorcas Engh               -           $148,200(3)

11-30-98     581,900(1)    Dennis S. Engh            -            104,742(3)

11-30-98     332,659(1)    Carmen J. (Tony) Lotito   -             59,879(3)

11-30-98     135,872(1)    Thomas F. Harrison        -             24,467(3)

11-30-98     227,010(1)    Daniel H. Engh            -             40,862(3)

07-21-98     200,000(1)    Nobel House Financial Services -        36,000(4)

10-21-98     300,000(1)    Del Mar Financial Services -            54,000(4)

10-30-98      37,000(1)    Investors Advisors         -             6,600(4)

03-26-98      25,000(1)    S.B. Stocks, U.S.A., Inc.  -               250(4)

02-24-98       5,000(1)    Strathmore Equities, Inc.  -               050(4)

04-03-98       5,000       Strathmore Equities, Inc.                  050(4)

12-99     17,739,500(5)    Utah Kaolin Corporation    -              17,740

03-20-00 to
04-03-00(6):

04-03-00     80,000(7)     McKay, Burton & Thurman    -              48,305

04-03-00     10,000(8)     James Groscost             -               6,038

03-20-00     10,000(9)     Roger Huber                -               3,200

03-20-00    10,000(10)     J. W. Patterson            -               3,200

03-20-00   500,000(11)     E. G. Marchi               -             160,000

03-20-00    60,000(12)     Robert J. Conley           -              19,200

03-20-00   400,000(13)     Precision Systems          -             128,000
                           Engineering, Inc.


03-20-00   100,000(14)     Ron Ostler                 -              25,000

03-20-00   460,000(15)     Investors Advocate   $220,000                  -

-----------------------------

(1) These shares were sold pursuant to the exemption from registration provided by Regulation D, Rule 504 in a public offering. At the time of the sales, the Registrant was not a reporting company, an investment company or a blank check company. Assuming integration of all Rule 504 sales made earlier in 1997 with those made in 1998, a total of $779,140 was received in cash, cancellation of debt, or services rendered to the Registrant in exchange for all shares sold pursuant to this exemption from registration.

(2) These persons exercised warrants that had been issued to them in 1997 as part of the Regulation D, Rule 504 offering described in footnote
        (1) above. These sales were also sold pursuant to the Rule 504 exemption from registration. Of these shares, 286,000 were issued on April 7, 1998 and 103,600 were issued on December 31, 1998.

(3) These amounts represent the cancellation of debt owed to the Registrant. The debts to Della Engh and Thomas Harrison represented cash loans made to the Registrant by them. The other canceled debts represent amounts owed to officers of the Registrant for unpaid compensation for performance of their duties to the Registrant and for reimbursement of outlays of cash they made on behalf of the Registrant. The issuances of stock were made in reliance on the exemption from registration provided by Regulation D, Rule 504. See footnote (1) above.

(4) These amounts represent the value of services rendered to the Registrant by the named entities. The nature of the services was that of financial public relations - increasing the visibility of the Registrant in the financial markets. The issuances of stock were made in reliance on the exemption from registration provided by Regulation D, Rule 504. See footnote (1) above.

(5) These shares were issued to purchase the Oro Blanco mining lease. See "Certain Relationships and Related Transactions" in the Prospectus.
        The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The purchaser of the shares, Utah Kaolin Corporation, is an affiliate of the Registrant. Utah Kaolin's management is also the management of Utah Clay Technology. Utah Kaolin is owned by members of the Engh family - who are the majority shareholders of Utah Clay; Carmen J. (Tony) Lotito, an officer and director of Utah Clay; Dr. Kenneth Morrison, an accredited investor; and Thomas J. Kenan, an accredited investor. Each shareholder of Utah Kaolin Corporation was an accredited investor at the time of this transaction.

(6) During this period Utah Clay approached seven creditors of the company, listed below, and offered and sold them restricted common stock in exchange for the cancellation of indebtedness owed to them by the company. Two of the creditors were accredited, and five were non-accredited investors. The sales were made in reliance upon the Rule 506 exemption from registration. All five non-accredited investors were sophisticated persons who had sufficient knowledge and experience in financial and business matters to allow them to evaluate the merits and risks of the investment. The offering materials provided each investor were current and contained what the company believed was all material information about the company required by Rule 502(b)(2) of Regulation D, which information had been prepared for an offering circular used in an unsuccessful Rule 506 offering attempted in December 1999. The financial statements provided were audited statements of 1998 and 1999.

(7) These shares were issued in exchange for legal services provided to Utah Clay during the period of March 1994 to September 1999 and were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The beneficial owner of these shares is William H. Thurman, one of the partners of the law firm and an accredited investor. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(8) These shares were issued in exchange for the cancellation of indebtedness of Utah Clay that arose with regard to ore hauling services provided by a company owned by Mr. Groscost, an accredited investor. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(9) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for services rendered with regard to Utah Clay's mining properties. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(10) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for his marketing services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(11) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for business planning consulting services rendered for one year. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(12) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for technical services with regard to product development. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(13) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for technical engineering services with regard to planning for processing plants. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(14) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for a $25,000 loan he made to the company in November 1999. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(15) These shares were issued to this non-accredited investor for subscriptions aggregating $220,000 to be paid in cash by December 31, 2000. As of September 30, 2000 Utah Clay had received $155,420 of the subscribed amount and had a subscription receivable of $64,580. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. It was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Plan of Operations for the Next Twelve Months

     We earlier entered into two agreements for the preliminary evaluation of our properties and the cost of building a processing facility.

     ISG Resources, Inc. We provided access to our properties to ISG Resources, Inc. of Salt Lake City, Utah, for the purpose of enabling it to determine the feasibility of a joint venture between it and our company for the mining, production and marketing of certain kaolin clay products from our properties. ISG Resources twice extended the term of this agreement. It finally advised us that our kaolin would be acceptable for producing a product that it markets but that it markets an insufficient quantity of this product to justify building a production facility solely for this product.

     Precision Systems Engineering. Precision Systems Engineering of Salt Lake City, Utah was employed in June 1999 to provide an estimate of the cost of designing and constructing a kaolin clay processing facility for our company. It provided an initial estimate but, due to our inability to pay for a complete study, design and estimate, we and it suspended further efforts in this regard until we can pay for a complete design and estimate.

     During the next twelve months we propose to re-analyze the seven core holes that were drilled on the White Mountain property by Buena Vista Mining in 1992. This analysis will cover the brightness, alteration minerals, percent of alteration and color along with other tests. Then, subject to the availability of funds, we will conduct a new drilling program. Our plan provides that holes will be drilled on 200-foot spacing to define the areas of greatest shallow, high brightness kaolinite. The drilling will commence outward from the test pit where a previous hole encountered 136 feet of white kaolin. The next phase of drilling will concentrate on the highest potential areas found in the first holes. The spacing will be 100 feet. The holes will be drilled to 150 feet. The drilling will produce cores. Samples from these cores will be tested for brightness, color, specific gravity, chemical composition and contaminates. The goal of this drilling and analysis of the cores is to establish the presence of mineralized material. We will then combine this information with the requirements of industry standards, prices of marketable kaolin and recovery costs to determine the degree of legal and economic feasibility of further activities.

     Should this determination be favorable for further activities, we will seek the funds needed to construct a processing facility. The initial engineering and design work performed for us by Precision Systems Engineering concluded that the cost of a processing facility will be from $5 million to $10 million, depending on the capacity of the facility. We have not located a source of these funds.

     We estimate it will take approximately one year after the funds are committed to the facility to complete its design and construction and to make it operational. Only then would we first obtain revenues for our company.

     We have not identified a source of capital for our drilling program. We propose to approach persons known to our management and familiar with our company's history as the source of this capital.

     Oro Blanco.

     A drilling and testing program similar to that planned for White Mountain is contemplated. There was an indication from the previous program that a promising trend of kaolin continues to the east past where the previous drilling program stopped. This trend will be explored in the new drilling program.

     Koosharem, Kimberly and Topaz Claims. We have no present proposed program of exploration on these properties that are subject to our options to acquire. They are without known reserves.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                        --------------------------------


To the Stockholders and Board of Directors
Utah Clay Technology, Inc.

     We have audited the accompanying balance sheets of Utah Clay Technology, Inc. (An Exploration stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (March 1, 1994) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and singnificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Clay Technology, Inc. (An Exploration Stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, and for the period from inception (March 1, 1994) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 12 to the financial statements, the company has suffered losses from operations and remains in the Exploration stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


                                          /s/ Kabani & Company, Inc.
                                          ------------------------------

                                          Kabani & Company, Inc.

Fountain Valley, California
April 3, 2001

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                               BALANCE SHEETS
                          December 31, 2000 & 1999


                                   ASSETS
                                 ----------


                                            2000             1999
                                         ----------       ----------

Current Assets
     Cash                                $        -       $      640
     Receivables                                350              350
                                         ----------       ----------
        Total Current Assets                    350              990

Properties & Equipment
    Laboratory equipment                      2,484            2,484
    Machine design & configuration          128,000          128,000
    Mining Leases                            15,432           45,073
                                         ----------       ----------
        Total Properties & Equipment        145,916          175,557
                                         ----------       ----------
                                         $  146,266       $  176,547
                                         ==========       ==========


















The accompanying notes are an integral part of these financial statements.


                                     Utah Clay Technology, Inc.
                                  ( An Exploration Stage Company )
                                           BALANCE SHEETS
                                December 31, 2000 & December 31, 1999



                                LIABILITIES AND STOCKHOLDERS' DEFICIT
                             --------------------------------------------

                                                                   2000             1999
                                                               ------------     ------------
Current Liabilities
     Accounts payable                                          $     94,102     $    358,839
     Advances payable- officers and directors                       410,678          328,712
     Notes payable                                                  178,482          149,469
                                                               ------------     ------------

        Total Current Liabilities                                   683,262          837,020

Stockholders' Equity  Deficit
    Preferred stock, par value $0.001;
    10,000,000 shares authorized;
    84, 817 shares issued and outstanding                                85               85

    Common stock, par value $0.001;
    30,000,000 shares authorized;  24,961,874
       shares at September 30, 2000 and 23,331,874 at
       December 31, 1999, issued and Outstanding                     24,962           23,332
    Additional paid-in capital                                    2,063,004        1,451,691
    Stock subscription receivable                                  (59,880)                -
    Deficit accumulated from inception                          (2,565,167)      (2,135,581)
                                                               ------------     ------------

        Total Stockholders' Deficit                               (536,996)        (660,473)
                                                               ------------     ------------

                                                               $    146,266     $    176,547
                                                               ============     ============











The accompanying notes are an integral part of these financial statements.

                              Utah Clay Technology, Inc
                           (An Exploration Stage Company )
                              STATEMENTS OF OPERATIONS




                                                     Year ended December 31
                                                     ----------------------

                                                       2000           1999
                                                   -----------     -----------

Revenues                                           $         -     $         -

Expenses:

Mineral lease rentals                                   71,857          64,531

Inventory value adjustment

General and administrative                             346,373         185,052

Interest Expense                                        11,256          12,109
                                                  ------------     -----------
Loss before income taxes                             (429,486)       (261,692)

Income taxes                                               100             100
                                                  ------------     -----------
NET LOSS                                           $ (429,586)     $ (261,792)
                                                  ============     ===========
Basic and diluted Loss per
     common share                                  $    (0.02)     $    (0.04)
                                                  ============     ===========
Basic and diluted weighted average
     number of common shares outstanding            24,610,093       5,835,381
                                                  ============     ===========








 The accompanying notes are an integral part of these financial statements.


                                                       Utah Clay Technology, Inc.
                                                    ( An Exploration Stage Company )
                                             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          From Inception (March 1, 1994) to December 31, 2000


                                                                                                       Deficit
                                                                                       Additional      accumulated
                                   Preferred    Stock         Common      Stock        Paid-In         from
                                   Shares       Amount        Shares      Amount       Capital         inception      Total
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------
Shares issued for
cash March 1, 1994                        --    $     --     5,600,000    $   56,000   $               $              $      56,000

Shares issued for
services March 1,
1994                                      --          --    14,400,000       144,000            --               --         144,000

Net loss for period
March 1, 1994 to
December 31, 1994                         --          --            --            --            --        (105,573)       (105,573)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance December
31, 1994                                  --          --    20,000,000       200,000            --        (105,573)          94,427

Net loss for the year
ended December 31
1995                                      --          --            --            --            --        (672,267)       (672,267)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance December
31, 1995                                  --          --                     200,000            --        (777,840)       (577,840)

1 for 10 reverse split
September 30, 1996                                          20,000,000      (180,000)      180,000

Change of par value
to $0.001                                 --          --            --      ( 18,000)       18,000               --              --

Preferred stock
issued to related
parties for
cancellation of debt
September 30, 1996                    84,817          85            --            --       424,000               --         424,085

Shares issued for
services in 1996                                               265,000           265        48,200               --          48,465

Net loss for the year
ended December 31
1996                                      --          --            --            --            --        (153,669)       (153,669)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance December
31, 1996                              84,817    $     85     2,265,000    $    2,265   $   670,200     $  (931,509)   $   (258,959)






The accompanying notes are an integral part of these financial statements.

                                                         Utah Clay Technology, Inc.
                                                       (An Exploration Stage Company)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUE)
                                           From Inception (March 1, 1994) to December 31, 2000


                                                                                                       Deficit
                                                                                       Additional      accumulated
                                   Preferred    Stock         Common      Stock        Paid-In         from
                                   Shares       Amount        Shares      Amount       Capital         inception      Total
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------
Balance December
31, 1996                              84,817    $     85     2,265,000    $    2,265   $   670,200        (931,509)   $   (258,959)

Shares issued for
cash in 1997                              --          --       100,000           100       199,900               --         200,000

Shares issued for
debt cancellation
in 1997                                   --          --       165,000           165         (165)               --              --

Net loss for the year
ended December
31, 1997                                  --          --            --            --            --        (378,929)       (378,929)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------
Balance December
31, 1997                              84,817          85     2,530,000         2,530       869,935      (1,310,438)       (437,888)

Shares issued for
outstanding
Warrants                                  --          --       389,600           389       103,634               --         104,023

Shares issued for
debt cancellation
In 1998                                   --          --     2,100,774         2,101       376,049               --         378,150

Shares issued for
services in 1998                                               572,000           572       102,073               --         102,645

Net loss for the year
ended December
31, 1998                                  --          --            --            --            --        (563,351)        (563,351)
                                   ---------    --------    ----------    ----------   -----------     ------------   --------------

Balance December
31, 1998                              84,817          85     5,592,374         5,592     1,451,691      (1,873,789)       (416,421)

Shares issued for
mining lease                              --          --    17,739,500        17,740            --               --          17,740

Net loss for the year
ended December
31, 1999                                  --          --            --            --            --        (261,792)       (261,792)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance December
31, 1999                              84,817    $     85    23,331,874    $   23,332   $ 1,451,691     $(2,135,581)   $   (660,473)











The accompanying notes are an integral part of these financial statements.

                                               Utah Clay Technology, Inc.
                                             (An Exploration Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUE)
                                     From Inception (March 1, 1994) to December 31, 2000


                                                                                                       Deficit
                                                                                       Additional      accumulated
                                   Preferred    Stock         Common      Stock        Paid-In         from
                                   Shares       Amount        Shares      Amount       Capital         inception      Total
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------
Balance December 31, 1999             84,817    $     85    23,331,874    $   23,332   $ 1,451,691     $(2,135,581)   $   (660,473)

Shares issued for
cash in 2000                              --          --       260,000           260        89,740               --         90,000

Shares issued for
debt cancellation
In 2000                                                        100,000           100        24,900               --         25,000

Shares issued for
services in 2000                          --          --     1,070,000         1,070       366,873               --        367,943

Stock issued for
Subscription receivable                   --          --       200,000           200       129,800               --        130,000

Net loss for the
Period ended
December 31, 2000                         --          --            --            --            --        (429,586)       (429,586)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance                               84,817          85    24,961,874        24,962     2,063,004      (2,565,167)       (477,116)


Stock subscription receivable             --          --            --            --            --               --        (59,880)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------

Balance December
31, 2000                              84,817    $     85    24,961,874    $   24,962   $ 2,063,004     $(2,565,167)   $   (536,996)
                                   ---------    --------    ----------    ----------   -----------     ------------   -------------
















The accompanying notes are an integral part of these financial statements.


                                         Utah Clay Technology, Inc.
                                      (An Exploration Stage Company)
                                         STATEMENTS OF CASH FLOWS


                                                                                       Cumulative
                                                                                       from inception
                                                     Period ended     Period ended     (March 1, 1994)
                                                     December 31,     December 31,     to December 31,
                                                     2000             1999             2000
                                                     ------------     ------------     ---------------
Cash flows from operating activities:

Net loss                                             $  (429,586)     $  (261,792)     $   (2,565,167)
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Issuance of common stock for services                  392,943               --             688,053
   (Increase) in receivables & other current
    assets                                                     --            (250)               (350)
   Increase (decrease) in accounts payable              (264,737)          164,298             242,302
                                                     ------------     ------------     ---------------
   Net cash used in operating activities                (301,380)         (97,744)         (1,635,162)


Cash flows from investing activities:

   Mining leases                                           29,641               --               2,308
   Machine design & configuration                              --        (128,000)           (130,484)
                                                     ------------     ------------     ---------------
   Net cash provided by (used in) investing
   Activities                                              29,641        (128,000)           (128,176)


Cash flows from financing activities:

   Net proceeds from advances by
   officers/directors                                      81,966          102,318           1,064,713
   Proceeds from notes payable                             29,013          123,858             178,482
   Proceeds from issuance of shares                       160,120               --             520,143
                                                     ------------     ------------     ---------------
   Net cash provided by financing activities:             271,099          226,176           1,763,338


Net increase (decrease) in cash & cash equivalent             640              432                  --
Cash & cash equivalent - beginning of period                  640              208                  --
                                                     ------------     ------------     ---------------

Cash at end of period                                $         --     $        640     $            --
                                                     ============     ============     ===============












The accompanying notes are an integral part of these financial statements.

                                        Utah Clay Technology, Inc.
                                     (An Exploration Stage Company)
                                   STATEMENTS OF CASH FLOWS (CONTINUE)


                                                                                       Cumulative
                                                                                       from inception
                                                     Period ended     Period ended     (March 1, 1994)
                                                     December 31,     December 31,     to December 31,
                                                     2000             1999             2000
                                                     ------------     ------------     ---------------
Supplemental disclosures:

Cash paid during the period for:

    Interest                                         $      3,256    $       4,802     $       10,207
                                                     ============    =============     ==============

    Income tax                                       $       100     $         300     $          950
                                                     ============    =============     ==============

Non-cash investing and financing activities:

    Issuance of common stock for services            $    367,943    $          --     $      688,053
                                                     ============    =============     ==============

    Issuance of preferred stock for debt             $         --    $          --     $      424,085
                                                     ============    =============     ==============

    Issuance of common stock for acquisition
      of Mining rights                               $         --    $      17,740     $       17,740
                                                     ============    =============     ==============

    Issuance of common stock against
      Cancellation of debt - Prepaid, Advances
      and accrued expenses                           $     25,000    $          --     $      827,235
                                                     ============    =============     ==============

    Subscription receivable                          $    130,000    $          --     $      130,000
                                                     ============    =============     ==============


















The accompanying notes are an integral part of these financial statements.

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements
                     December 31, 2000 and 1999


Note 1- Summary of significant accounting policies

Organization and nature of operations

     Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to December 31, 2000 the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

Cash and cash equivalents

      The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Issuance of share for services

      Valuation of shares for services is based on the fair market value of services.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment and mining properties

      Equipment is recorded at cost. The Company has adopted the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provision for depreciation will be computed principally in accordance with the following ranges of asset lives: laboratory equipment- 3 to 5 years; processing equipment- 3 to 10 years. Equipment was acquired and set up in late, 1997. No depreciation expense has been recorded in the financial statements, as the company is yet to use any of its equipment and mining properties.

                         Utah Clay Technology, Inc.
                      (An Exploration Stage Company)
                   Notes to Audited Financial Statements
                         December 31, 2000 and 1999

Reclassifications

     Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Income taxes

     Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

     Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the company adopted the new fair value method.
The company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

                           Utah Clay Technology, Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements
                           December 31, 2000 and 1999

Fair value of financial instruments

     Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

     Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

Reporting segments

     Statement of financial accounting standards No. 131, Disclosures about segments of am enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

Pension and other benefits

     In February 1998, the Financing accounting standards board issued statement of financial accounting standards No. 132, Employers' disclosures about pension and other post-retirement benefits (SFAS No. 132), which standardizes the disclosures requirements for pension and other post-retirement benefits. The company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Audited Financial Statements
                          December 31, 2000 and 1999

Accounting for the costs of computer software developed or obtained for internal use

     In March 1998, the Accounting standards executive committee of the American institute of certified public accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software. The company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Costs of start-up activities

     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Accounting developments

     In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities", effective for fiscal years beginning after June 15, 1999, which has deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognizes all derivative as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The company does not expect that the adoption of this standard will have a material impact on its financial statements.


Note 2-  Income taxes

     Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of Utah). Differences between income tax benefits computed at the federal statutory rate and reported income taxes for 2000 and 1999 are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent differences.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                         Notes to Financial Statements
                          December 31, 2000 and 1999


The net deferred tax (benefit) due to NOL carried forward, as of December 31, 2000 and 1999, consisted of the following:


                                                2000            1999
                                            ------------    ------------

Deferred tax asset                          $    502,459    $    418,389
Deferred tax asset valuation allowance         (502,459)       (418,389)
                                            ------------    ------------
      Balance as of December 31             $         --    $         --
                                            ============    ============


     A summary of Net operating losses carried forward and their expiration date is as follows:

            Year of Expiration             Net Operating Losses
            ------------------             --------------------
                   2009                    $      105 ,573
                   2010                             79,963
                   2011                            112,380
                   2012                            199,733
                   2013                            286,532
                   2014                            261,792
                   2015                            210,174
                                           --------------------
                   Total                   $     1,256,147
                                           ====================


Note 3-  An exploration stage company

     An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. The company expenses all exploration costs as incurred. Operating losses have been incurred through December 31, 2000, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4-  Mining lease and related expenditures

     Management and other shareholders formed the Company to obtain the necessary financing to mine, explore, develop, operate and sell kaolin.
The Company has two mining lease and has options to acquire three other mining leases held by officers of the Company. The Company expenses all acquisition, exploration and development costs that relate to specific mineral properties.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                        Notes to Financial Statements
                         December 31, 2000 and 1999



The realization of the costs of mining properties and deferred expenses is dependent upon sales of kaolin on a commercial basis from the reserves of ore bodies. For the period from inception (March 1, 1994) to December 31, 2000 the Company had no revenues. To commence operations, the Company's management believes significant additional equity and debt financing will be required.

Note 5- Accounts payable and accrued expenses

     Accounts payable and accrued expenses as of December 31, 2000 and 1999, consist of the following:

                                                 2000            1999
                                            -------------    -------------
    Lease rentals payable                   $      15,432    $      82,571
    Consulting fees                                11,346               --
    Legal fees                                     46,072           66,249
    Machine design & configuration                     --          128,000
    Health Insurance                                   --           12,343
    Interest payable                                8,000               --
    Miscellaneous                                  13,252           69,676
                                            -------------    -------------
                                            $      94,102    $     358,839
                                            =============    =============



Note 6-Advances payable - Officers & Directors

     Advances payable represents amount payable to officers or directors of the company in lieu of their services or for advances made to the company. In 1998, the company issued common stock against a portion of advances outstanding. The advances payable to officers and directors are unsecured, interest free and due on demand.

Following is a summary of Advances payable to officers and directors of the company, as of December 31, 2000 and 1999:

Balance as of December 31, 1998                        $    226,394
Advances from officers and directors during 1999            127,000
Less: Repayment of advances in 1999                        (24,682)
                                                       ------------
Balance as of December 31, 1999                        $    328,712
Advances from officers and directors during 2000             81,966
                                                       ------------
Balance as of December 31,  2000                       $    410,678
                                                       ============

                         Utah Clay Technology, Inc.
                      (An Exploration Stage Company)
                       Notes to Financial Statements
                        December 31, 2000 and 1999


Note 7-Notes payable

     Notes payable as on December 31, 2000 and 1999 comprised of following:

                                                                         2000            1999
                                                                     -----------      ----------
Note payable-Bank, bearing an interest rate of 4 percent over the prime rate (12.5% on 12/31/99 and 13.5% on 12/31/00)
and due on demand.                                                   $    24,005      $   24,005
Note payable-Bank, bearing an interest rate of 4 percent over
the prime rate (13.5% on 12/31/00) and due on demand.                     21,799              --
Note payable to an affiliated company, unsecured, interest
free and due on demand.                                                   18,878          30,464
Notes payable to individuals related to officers of the
company, bearing an interest rate of 10% per annum, unsecured
and due on demand. Interest expense was $5,000 for each year.             50,000          50,000
Note payable to an officer of the company, unsecured, interest
free and due on demand                                                    33,800              --
Notes payable to others, bearing an interest rate of 10% per
annum, unsecured and due on demand                                        30,000          20,000
Notes payable to others, interest free, unsecured and due on
demand                                                                        --          25,000
                                                                     -----------      ----------
Total                                                                $   178,482      $  149,469
                                                                     ===========      ==========

Note 8- Preferred Stock

     Effective September 30, 1996, the Company authorized the following transactions:

        (a) Authorization of 10,000,000 shares of preferred Stock at par value of $ 0.001.

        (b) The Company issued to the following officers, directors and shareholders in exchange for the cancellation of the debt represented by $ 424,085 in advances, 84,817 shares of Series A Preferred Stock at $ 5.00 a share, which stock is entitled to annual dividends of $0.50 a share payable from the earnings of the Company and cumulative if missed, is non-voting and is preferred over the company's common Stock in the event of the liquidation and dissolution of the Company. The Series A Preferred Stock is neither convertible into common Stock nor redeemable at the option of the holder but is redeemable at the option of the company.

                         Utah Clay Technology, Inc.
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                        December 31, 2000 and 1999



                         Amount of                     Number of
                            Debt          Price /      Preferred
       Name              Converted        Share         Shares
------------------     -----------     -----------     ---------
Thomas F. Harrison     $   255,185     $      5.00        51,037
Dennis S. Engh             168,900     $      5.00        33,780
                       -----------                     ---------
Total                  $   424,085                        84,817


Note 9-  Stock Option

     During the year ended December 31, 2000 the company has adopted a stock option plan, under which options granted may be "employee incentive stock options" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee.

Note 10- Litigation

     Utah Clay was a defendant in a lawsuit brought for the recovery of $ 50,000, interest and attorney fees by Six Way, Inc. and Daniel W. Jacksons Trustee of the MJB Trust. The Company acknowledged the loan made to it by the plaintiffs, which was the basis for the civil action. The claim was settled for $60,000, including interest and litigation costs of $10,000. By December 31, 1999, the whole amount was paid off.

Note 11- Acquisition of mining lease

     The company entered into a mining lease agreement of Kaolin mineral from an affiliated company for $17,740 on December 27, 1999. The Company issued 17,739,500 shares of common stock @$0.001 per share in lieu of consideration of mining lease. During the year 2000, the Company entered into two separate lease addendum agreements for mining leases on five properties that extended their leases to the years 2004 and 2005. The company also is required to pay to the Bureau of land management, US Department of interior, an amount of $24,100 per year pursuant to their mining lease and option agreement.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                         Notes to Financial Statements
                          December 31, 2000 and 1999

Note 12-Going Concern uncertainty

     The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $2,565,167 for the period from inception (March 1, 1994) to December 31, 2000. The company's current liabilities exceeded its current assets by $682,912 and $836,030 as of December 31, 2000 and December 31, 1999, respectively. The company's total liabilities exceeded its total assets by $536,996 and $660,473 as of December 31, 2000 and 1999,
respectively. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

     The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

Note 13- Subsequent events & Commitments

   Issuance of shares

     Subsequent to year ended December 31, 2000 the company entered in to various agreements with several parties, whereby, the company issued
2,131,379 shares for $213,138 in consideration for services during the quarter ended March 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTON 16(a) OF THE EXCHANGE ACT

     A list of the current officers, directors and significant consultants appears below. The directors of the company are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not receive fees or other remuneration for their services.

                                                             Position Held    Term of
           Person                            Office               Since        Office
----------------------------   --------------------------------   -----        ------
Dennis S. Engh, 60             President and Director             1994          2001

Thomas F. Harrison, 49         Vice President and Director        1994          2001

Daniel H. Engh, 49             Vice President and Director        1994          2001

Darin D. Engh, 29              Secretary, Treasurer and Director  1994          2001

Robert F. Conley, Ph.D., 65    Consultant                         1994          2001


     Daniel H. Engh, listed in the above table, is the brother of Dennis S. Engh. Darin D. Engh is the son of Dennis S. Engh and the nephew of Daniel H. Engh.

     Dennis S. Engh. Mr. Engh studied botanical science and business at the University of Utah. After college he became the manager for Engh Floral Corporation, a family-owned business, advancing to president over a ten-year period. In 1981 he became president of Dienco Oil Development, Inc., an oil well development company later purchased by a company in Texas. In 1986 he became president of The Clothes Link, a seven-store women's clothing store system in Utah. From 1985 to 1990 he also supervised all land acquisition for industrial minerals for Pioneer Minerals, Inc., a Utah corporation. He then became president of that company. During that same period he also organized and operated a landscape and grounds maintenance business which performed contract work in Utah, Idaho and Nevada. He organized Utah Clay Technology in 1994 and has served as its president since its organization.

     Thomas F. Harrison. Mr. Harrison received a bachelor of science degree in biology in 1972 and a master's of business administration degree from the University of Utah in 1988. He was a microfilming supervisor for Mineral Records, Inc. from 1976 to 1979. He served as the executive vice president and the director of program development for CompHealth, Inc. from 1980 to 1992. In this capacity he supervised the operations of 200 persons in three offices. There were approximately 300 physicians working for the company at any one time. Since 1995 Mr. Harrison has been president of Buffalo Energy Corp., which develops energy projects for Indian Nations.

     Daniel H. Engh. Mr. Engh received a bachelor of science degree in accounting from the University of Utah in 1973. Upon graduation he joined the Engh Floral Corporation where he managed the accounts, payroll, receivables and handled tax matters. He trained personnel in numerous phases of accounting and supervised a staff of 130 persons in this $3 million-a-year business. In 1984 he became controller and buyer for Della's Flower & Gifts, Inc. He than joined the staff of The Clothes Link where he was responsible for lease negotiations, personnel and overseeing various store operations.
In 1988 he became the secretary and treasurer for Pioneer Minerals, Inc. and was in charge of all accounting costs, controls, lease procurement and title operations. Since the formation of that organization Mr. Engh has been active in the field work, exploration and assessment of industrial minerals in the State of Utah. Mr. Engh has served since 1985 as a tax audit manager for the Utah Tax Commission.

     Darin D. Engh. Darin D. Engh is President of Engh Flowers, Inc., a retail and wholesale garden center and nursery stock outlet which was organized in 1990, expanded to four locations along the Wasach Front of Utah, has 40 employees, and has gross annual sales today of approximately $1 million. Mr. Engh has received a bachelor of science in political geography at the University of Utah.

Significant Consultants and Other Personnel.

     Robert F. Conley, Ph.D.. Dr. Conley acts as a consultant to the company. He received a bachelor of science degree in chemistry, a masters of science degree in electro-chemistry and a doctor of philosophy degree in inorganic chemistry and mineralogy, all from Indiana University. He was employed for four years at the Indiana Geological Survey in evaluating industrial minerals and development technologies. Then, he joined the Georgia Kaolin Company and was in charge of research into high technology processes, electrochemical studies, and research into a variety of new products. At the request of the Engineering Conference, he developed a series of lectures on the mechanics and chemistry of delamination grinding. He continues to give annual seminars in the U.S. and in Europe on this topic.

     In 1974 Dr. Conley formed Mineral and Resource Technology with three other scientists to perform contract research on minerals and to develop new products, especially pigments. He is the author of approximately 30 patents on mineral and specialty material systems, their process of generation and separation. He is the coauthor of two books on industrial fine grinding and chemical treatment of mineral systems for Polymer Corporation.

     In 1977 Dr. Conley developed the electric process for producing ultra high purity solder now used by most electronic circuit board manufacturers in the U.S. From 1978 through 1981 Dr. Conley worked under contract by the Federal Power Commission in Mexico to design a system and to work with the mineral reserves in Mexico to produce alumina and aluminum metal from low-grade Mexican ores. Dr. Conley is active in the general area of high technology and has been an annual guest lecturer for 15 years for the chemistry department at Kent State University on mineral pigment development, dispersion techniques and other aspects of pigment processing for the paint, plastics and polymer industries.

     No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

o       bankruptcy,

o criminal proceedings (excluding traffic violations and other minor offenses), or

o proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

o Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10.      EXECUTIVE COMPENSATION

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to Dennis S. Engh, the president of the company during 2000:

                                                                    Long Term Compensation
                                                                  --------------------------
                                                  Awards
                                        -------------------------
          Annual Compensation
-------------------------------------                  Securities             Payouts
                                                       Underlying   ------------------------
                        Other Annual    Restricted     Options/     LTIP      All Other
Year   Salary   Bonus   Compensation    Stock Awards   SARS         Payouts   Compensation
----   -------  -----   ------------    ------------   ----------   -------   ------------
2000   $72,000    0           0               0             0          0           0


Stock Options. We have adopted a 2000 Stock Option Plan, the major provisions of which Plan are as follows:

     Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options.

Directors. There are no arrangements pursuant to which directors of the company are compensated for their services as a director.

Employment Contracts. The company has no employment contracts with any person or any compensatory plan or arrangement with any person that would result from the resignation, retirement or any other termination of a person's employment with the company or its subsidiaries or from a change in control of the company or a change in a person's responsibilities following a change in control of the company.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The table below sets forth as of December 31, 2000 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:

                                                                 Shares of
                                  Shares of                      Series A
                                  Common Stock      Percent      Preferred Stock     Percent
                                  ------------      -------      ---------------     -------
Dennis S. Engh                       7,088,689         30.2               27,180        39.8

Thomas F. Harrison                   4,555,592         19.5               51,037        60.2

Daniel H. Engh                       4,786,307         20.4                   --          --

Darin D. Engh                          100,000          0.4                   --          --

Robert and Jeannette Nelson          1,312,500          5.6                   --          --

Officers and Directors as a
group (5 persons)                   16,530,588         70.6               84,817       100.0


     Jeannette Nelson, listed in the above table, is the sister of Dennis S. Engh, and Daniel H. Engh and the aunt of Darin D. Engh.

     There are no arrangements which may result in a change in control of the company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 27, 1999 we issued 17,739,500 shares of our common stock as the purchase price for an assignment of the Oro Blanco mining lease. The shares were valued at $0.001 a share for a total purchase price of $17,739.50. At the time of the purchase, our common stock had not traded in the over-the-counter market for several weeks, and the stockholders' capital in Utah Clay was impaired. The seller of the Oro Blanco lease was Utah Kaolin Corporation, an affiliate of Utah Clay by reason of common directors of the two companies and by reason of common control of the two companies through majority ownership of the voting stock of each company by the directors of the two companies.

     Utah Kaolin Corporation subsequently distributed the 17,739,500 shares to its shareholders. One of those shareholders, Thomas J. Kenan, who is legal counsel to Utah Clay and to Utah Kaolin, transferred 650,194 shares to a trust under the control of his spouse, Marilyn C. Kenan, who also is the primary beneficiary of the trust. He donated remaining 10,000 shares to his legal assistant, Sherie S. Adams. The complete distribution of the 17,739,500 shares of Utah Clay stock by Utah Kaolin was as follows:

                                                                 No. of
                                                                 Shares
         Person           Relationship to the Company            Issued
-----------------------   ------------------------------------   ---------

Dennis S. Engh            President and Director                 3,979,297

Daniel H. Engh            Vice President and Director            3,979,297

Thomas F. Harrison        Vice President and Director            3,869,666

Carmen J. (Tony) Lotito   Director of Marketing and Director     1,984,833

Marilyn C. Kenan,         Spouse of Thomas J. Kenan,               650,194
Trustee of the Marilyn    securities law counsel to the
C. Kenan Trust            company

Dorcas Ardella Engh       Mother of Dennis S. Engh and             850,000
                          Daniel H. Engh

Sherie S. Adams           Legal Assistant to Thomas J.              10,000
                          Kenan, securities law counsel to
                          the company

Robert N. Nelson and      Brother-in-law and sister of           1,300,000
Jeanette E. Nelson,       Dennis S. Engh and Daniel H.
TTEE FBO Nelson Family    Engh, and uncle and aunt to Darin
Revocable Trust UAD       Engh
2-28-91

Raymond and Olga Nelson   Son and daughter-in-law of Robert        200,000
                          N. Nelson and Jeanette E. Nelson

Jack Nelson               Son of Robert N. and Jeanette E.         100,000
                          Nelson

Kendrick O. Morrison      None (non-affiliated shareholder)        816,213

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------

3(i)    -       Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(ii)   -       Bylaws of Utah Clay Technology, Inc.*

5.1     -       Opinion of Thomas J. Kenan on the legality of the securities being registered.**

9       -       2000 Stock Option Plan.*

10      -       White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994;
                Addendum to Mining Lease dated March 15, 2000; and Addendum to
                Mining Lease dated March 27, 2000.*

10.1    -       Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 2   -       Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.3    -       Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4    -       Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the West-
                Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5    -       Agreement between Utah Clay Technology, Inc. and ISG
                Resources, Inc. dated November 30, 1999 and extensions dated
                February 10, 2000 and June 15, 2000.**

10.6    -       Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.7    -       Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

23.4    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.***

23.5    -       Consent of Thomas J. Kenan, to the reference to him as an
                attorney who has passed upon certain information contained in the Registration Statement.***

*Previously filed with Amendment No. 1 to Form SB-2 Commission file number
 333-34308; incorporated herein.

**Previously filed with Amendment No. 2 to Form SB-2 Commission file number
  333-34308; incorporated herein.

***Previously filed with Amendment No. 4 to Form SB-2 Commission file number
   333-34308; incorporated herein.

(b)     Reports on Form 8-K

        None


SIGNATURES

        In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2001               UTAH CLAY TECHNOLOGY, INC.



                                      By /s/Dennis S. Engh
                                         -------------------------
                                         Dennis S. Engh, President, and
                                         individually as a Director

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April 14, 2001                     /s/ Darin D. Engh
                                          ------------------------
                                          Darin D. Engh, Treasurer,
                                          Secretary and Director



Date:  April 14, 2001                     /s/ Thomas F. Harrison
                                          ------------------------
                                          Thomas F. Harrison, Vice President,
                                          Chief Financial Officer, Principal
                                          Accounting Officer and Director



Date:  April 14, 2001                     /s/ Daniel H. Engh
                                          ------------------------
                                          Daniel H. Engh, Vice President and
                                          Director