Form 10QSB
period 2001-03-31
UTAH CLAY TECHNOLOGY INC
filed 2001-05-14
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________


                          Utah Clay Technology, Inc.
           (Exact name of registrant as specified in its charter)

             Utah                                            87-0520575
          (state of                333-34308               (IRS Employer
        incorporation)      (Commission File Number)         I.D. Number)







                            3985 South 2000 East
                          Salt Lake City, UT 84124
                                801-424-0223
               -----------------------------------------------
            (Address and telephone number of registrant's principal
              executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No ___

As of March 31, 2001, there were 27,093,253 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  _X_

Item 1.     Financial Statements


                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                                BALANCE SHEET
                               March 31, 2001
                                 (Unaudited)



                                   ASSETS
                                ------------


Current Assets
    Receivables                                 $         350
                                                -------------

Properties & Equipment
    Laboratory equipment                                2,484
    Machine design & configuration                    128,000
    Mining leases                                       7,716
                                                -------------

        Total Properties & Equipment                  138,200
                                                -------------

                                                $     138,550
                                                =============




















The accompanying notes are an integral part of these financial statements.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                                BALANCE SHEET
                               March 31, 2001
                                 (Unaudited)



                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------------


Current Liabilities
     Accounts payable                                     $       55,645
     Advances payable- officers and directors                    248,387
     Notes payable                                               178,482
                                                          --------------

        Total Current Liabilities                                482,514

Stockholders' deficit
    Preferred stock, par value $0.001;
    10,000,000 shares authorized;
    84, 817 shares issued and outstanding                             85

    Common stock, par value $0.001;
    30,000,000 shares authorized; 27,093,253
       shares issued and Outstanding                              27,093
    Additional paid-in capital                                 2,274,011
    Stock subscription receivable                               (59,880)
    Deficit accumulated during the exploration stage         (2,585,273)
                                                          --------------

        Total Stockholders' deficit                            (343,964)
                                                          --------------

                                                          $      138,550
                                                          ==============













The accompanying notes are an integral part of these financial statements.

                          Utah Clay Technology, Inc
                       (An Exploration Stage Company)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                                Quarter ended March 31,

                                                2001                2000
                                            ------------        ------------

Revenues                                    $          -        $          -

Expenses:

Mineral lease rentals                             15,150              15,000

General and Administrative                         4,931              98,436
                                            ------------        ------------

Loss before income taxes                        (20,081)           (113,436)

Income taxes                                          25                  25
                                            ------------        ------------

NET LOSS                                    $   (20,106)        $  (113,461)
                                            ============        ============

Basic and diluted Loss per
    common share                            $    (0.001)        $    (0.005)
                                            ============        ============

Basic and diluted weighted average
    number of common shares
    outstanding                               25,154,574          23,534,951
                                            ============        ============













The accompanying notes are an integral part of these financial statements.


                                             Utah Clay Technology, Inc.
                                           (An Exploration Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                        Cumulative
                                                                                        from inception
                                                  Quarter             Quarter           (March 1, 1994)
                                                  ended March         ended March       to March 31,
                                                  31, 2001            31, 2000          2001
                                                  ----------------    --------------    -----------------
Cash flows from operating activities:
Net loss                                          $       (20,106)    $    (113,461)    $     (2,585,273)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Issuance of common stock for services                         -            10,600              688,053
   (Increase) in receivables                                     -                 -                (350)
   Decrease in prepaid expenses                                  -            37,926                    -
   Increase (Decrease) in Accounts payable                   6,920          (38,980)              249,222
                                                  ----------------    --------------    -----------------
   Net cash used in operating activities                  (13,186)         (103,915)          (1,648,348)

Cash flows from investing activities:

   Mining leases                                             7,716            15,000               10,024
   Machine design & configuration                                -                 -            (130,484)
                                                  ----------------    --------------    -----------------
   Net cash provided by (used in) investing
   activities                                                7,716            15,000            (120,460)

Cash flows from financing activities:

   Net proceeds from advances by
   Officers/directors                                        5,470                 -            1,070,183
   Proceeds from (payments of) notes payable                     -           (1,586)              178,482
   Issuance of shares                                            -            90,000              520,143
                                                  ----------------    --------------    -----------------
   Net cash provided by financing activities:                5,470            88,414            1,768,808

Net increase (decrease) in cash & cash
   equivalent                                                    -             (501)                    -
Cash & cash equivalent - beginning of period                     -               640                    -
                                                  ----------------    --------------    -----------------

Cash at end of period                             $              -    $          139    $               -
                                                  ================    ==============    =================








The accompanying notes are an integral part of these financial statements.


                                            Utah Clay Technology, Inc.
                                         (An Exploration Stage Company)
                                      STATEMENTS OF CASH FLOWS (CONTINUE)
                                                  (Unaudited)


                                                                                            Cumulative
                                                                                            from inception
                                                      Quarter            Quarter            (March 1, 1994)
                                                      ended March        ended March        to March 31,
                                                      31, 2001           31, 2000           2001
                                                      -------------      --------------     ----------------
Supplemental disclosures:

Cash paid during the period for:

    Interest                                          $         692      $            -     $         10,899
                                                      =============      ==============     ================

    Income tax                                        $           -      $            -     $            950
                                                      =============      ==============     ================

Non-cash investing and financing activities:

    Issuance of common stock for services             $           -      $       10,600     $        688,053
                                                      =============      ==============     ================

    Issuance of preferred stock for debt              $           -      $            -     $        424,085
                                                      =============      ==============     ================

    Issuance of common stock for acquisition
      of Mining rights                                $           -      $            -     $         17,740
                                                      =============      ==============     ================

    Issuance of common stock against
      cancellation of debt - Prepaid, Advances
      and accrued expenses                            $     213,138      $      313,695     $      1,040,373
                                                      =============      ==============     ================

    Subscription receivable                           $           -      $      130,000     $        130,000
                                                      =============      ==============     ================



















The accompanying notes are an integral part of these financial statements.

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          March 31, 2001 and 2000


Note 1- Summary of significant accounting policies

Organization and nature of operations

          Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to March 31, 2001, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements
                           March 31, 2001 and 2000


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

Stock-based compensation

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded
(i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the company adopted the new fair value method. The implementation of this standard did not have any impact on its financial statements.

Fair value of financial instruments

          Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements
                          March 31, 2001 and 2000


Accounting developments

          In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities", effective for fiscal years beginning after June 15, 1999, which has deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The company does not expect that the adoption of this standard will have a material impact on its financial statements.

Note 2- Income taxes

          Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of Utah). The company has provided a 100% valuation allowance against the deferred income tax assets arisen due to net operating losses carried forward.

Note 3- An exploration stage company

          An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through March 31, 2001, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4-Going Concern uncertainty

          The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $2,585,273 for the period from inception (March 1, 1994) to March 31, 2001. The company's current liabilities exceeded its current assets by $482,164 and $682,912 as of March 31, 2001 and December 31, 2000, respectively. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements
                           March 31, 2001 and 2000


The company plans to finance the continued operations for the next year through private funding and funding from officers of the company. In this regard, the company received $5,470 from an officer in the first quarter of 2001.

Note 5  Issuance of stock

During the three month period ended March 31, 2001, the Company issued 2,131,379 shares of common stock in exchange for debt to shareholders amounting $213,138.

Note-6 Basis of preparation

          The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 was filed on April 13, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

          The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

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



Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Forms 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 10, 2001                        Utah Clay Technology, Inc.



                                           By /s/ Dennis Engh
                                              --------------------------
                                              Dennis Engh, President