Form 10QSB
period 2001-06-30
UTAH CLAY TECHNOLOGY INC
filed 2001-08-14
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

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

As of August 9, 2001, there were 28,220,253 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  _X_

Item 1.     Financial Statements















































                                       2

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                                BALANCE SHEET
                                June 30, 2001
                                 (Unaudited)



                                   ASSETS
                                ------------


CURRENT ASSETS:
    Cash & cash equivalents                                $       1,224
    Receivables                                                      350
                                                           -------------
        Total current assets                                       1,574

PROPERTY AND EQUIPMENT
    Laboratory equipment                                           2,484
    Machine design & configuration                               128,000
                                                           -------------
        Total Properties & Equipment                             130,484

                                                           -------------
                                                           $     132,058
                                                           =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------------


CURRENT LIABILITIES:
     Accounts payable                                     $       61,583
     Accrued expenses                                             59,923
     Loans payable-officers and directors                        258,137
     Notes payable-officer                                        33,800
     Notes payable-others                                        133,827
                                                          --------------
        Total current liabilities                                547,270

COMMITMENTS

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001;
       10,000,000 shares authorized;
       84,817 shares issued and outstanding                           85
    Common stock, par value $0.001;
       30,000,000 shares authorized; 27,623,253
       shares issued and outstanding                              27,623
    Additional paid-in capital                                 2,374,181
    Stock subscription receivable                               (59,880)
    Deficit accumulated from inception                       (2,757,221)
                                                          --------------
        Total stockholders' deficit                            (415,212)

                                                          --------------
                                                          $      132,058
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

                                                             Utah Clay Technology, Inc
                                                          (An Exploration Stage Company)
                                                             STATEMENTS OF OPERATIONS
                                                                    (Unaudited)



                                                                                                                     Cumulative
                                                  Three months period                  Six months period             From Inception
                                                     ended March 31,                     ended June 30,              (March 1, 1994)
                                                2001              2000              2001                2000        to June 30, 2001
                                            ------------      ------------      ------------        ------------      ------------
Revenues                                    $          -      $          -      $          -        $          -      $          -

Expenses:

Mineral lease rentals                             15,150            15,000            43,462              70,616           494,151
General and Administrative                         4,931            98,436           148,542             102,529         2,262,228

                                            ------------      ------------      ------------        ------------      ------------
Loss before income taxes                        (20,081)         (113,436)         (192,004)           (173,145)       (2,756,379)

Income taxes                                          25                25                50                  50               842
                                            ------------      ------------      ------------        ------------      ------------

NET LOSS                                    $   (20,106)      $  (113,461)         (192,054)           (173,195)       (2,757,221)
                                            ============      ============      ============        ============      ============

Basic and diluted Loss per
    common share                            $    (0.001)      $    (0.005)           (0.007)             (0.007)
                                            ============      ============      ============        ============

Basic and diluted weighted average
    number of common shares
    outstanding                               27,570,835        24,952,973        26,662,156          24,381,387
                                            ============      ============      ============        ============













                                    The accompanying notes are an integral part of these financial statements.

                                                                         4

                                                            UTAH CLAY TECHNOLOGY, INC.
                                                          (An Exploration Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FROM INCEPTION (MARCH 1, 1994) TO JUNE 30, 2001
                                                                   (Unaudited)


                                 Preferred Stock         Common Stock                                        Deficit
                             ----------------------------------------------    Additional       Stock      accumulated
                             Number of               Number of                 Paid-In      subscription      from         Total
                             Shares       Amount       Shares       Amount     Capital       receivable     inception
                             ------       ---------------------    --------    --------      ----------     ----------   ---------
Shares issued for
cash March 1, 1994               --       $    --     5,600,000    $ 56,000    $     --      $       --     $       --      56,000

Shares issued for
services March 1, 1994           --            --    14,400,000     144,000          --              --             --     144,000

Net loss for period
March 1, 1994 to
December 31, 1994                --            --            --          --          --              --      (105,573)   (105,573)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1994        --            --    20,000,000     200,000          --              --      (105,573)      94,427

Net loss for the year
ended December 31, 1995          --            --            --          --          --              --      (672,267)   (672,267)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1995        --            --    20,000,000     200,000          --              --      (777,840)   (577,840)

1 for 10 reverse split
September 30, 1996               --            --     2,000,000   (180,000)     180,000              --             --          --

Change of par value to
$0.001                           --            --            --    (18,000)      18,000              --             --          --

Preferred stock issued to
related parties for
cancellation of debt
September 30, 1996           84,817            85            --          --     424,000              --             --     424,085

Shares issued for service
in 1996                          --            --       265,000         265      48,200              --             --      48,465

Net loss for the year
ended December 31, 1996          --            --            --          --          --              --      (153,669)   (153,669)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1996    84,817            85     2,265,000       2,265     670,200              --      (931,509)   (258,959)




                                    The accompanying notes are an integral part of these financial statements.

                                                                         5

                                                            UTAH CLAY TECHNOLOGY, INC.
                                                          (An Exploration Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FROM INCEPTION (MARCH 1, 1994) TO JUNE 30, 2001
                                                                   (Unaudited)


                                  Preferred Stock         Common Stock                                       Deficit
                             ----------------------------------------------    Additional       Stock      accumulated
                             Number of               Number of                 Paid-In      subscription      from         Total
                             Shares       Amount       Shares       Amount     Capital       receivable     inception
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1996    84,817             85    2,265,000       2,265     670,200              --      (931,509)   (258,959)

Shares issued for cash
in 1997                          --             --      100,000         100     199,900              --             --     200,000

Shares issued for debt
cancellation in 1997             --             --      165,000         165       (165)              --             --          --

Net loss for the year ended
December 31, 1997                --             --           --          --          --              --      (378,929)   (378,929)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1997    84,817             85    2,530,000       2,530     869,935              --    (1,310,438)   (437,888)

Shares issued for
outstanding warrants             --             --      389,600         389     103,634              --             --     104,023

Shares issued for debt
cancellation in 1998             --             --    2,100,774       2,101     376,049              --             --     378,150

Shares issued for service
in 1998                          --             --      572,000         572     102,073              --             --     102,645

Net loss for the year ended
December 31, 1998                --             --           --          --          --              --      (563,351)   (563,351)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1998    84,817             85   5,592,374        5,592   1,451,691              --    (1,873,789)   (416,421)

Shares issued for
mining lease                     --             --  17,739,500       17,740          --              --             --      17,740

Net loss for the year ended
December 31, 1999                --             --           --          --          --              --      (261,792)   (261,792)
                             ------       ---------------------    --------    --------      ----------     ----------   ---------

Balance December 31, 1999    84,817       $     85  23,331,874     $ 23,332   $1,451,691     $       --    $(2,135,581)  $(660,473)




                                    The accompanying notes are an integral part of these financial statements.

                                                                         6

                                                            UTAH CLAY TECHNOLOGY, INC.
                                                          (An Exploration Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FROM INCEPTION (MARCH 1, 1994) TO JUNE 30, 2001
                                                                   (Unaudited)


                                   Preferred Stock         Common Stock                                      Deficit
                             ----------------------------------------------    Additional       Stock      accumulated
                             Number of               Number of                 Paid-In      subscription      from         Total
                             Shares       Amount       Shares       Amount     Capital       receivable     inception
                             ------       ---------------------    --------    ----------    ----------     ----------   ---------

Balance December 31, 1999    84,817       $     85   23,331,874    $ 23,332    $1,451,691    $       --     $(2,135,581) $(660,473)

Shares issued for cash
in 2000                          --             --      260,000         260        89,740            --             --      90,000

Shares issued for debt
cancellation in 2000             --             --      100,000         100        24,900            --             --      25,000

Shares issued for service
in 2000                          --             --    1,070,000       1,070       366,873            --             --     367,943

Shares issued for
Subscription Receivable          --             --      200,000         200       129,800            --             --     130,000

Net loss for the year
ended December 31, 2000          --             --           --          --            --            --      (429,586)    (429,586)

Stock Subscription
Receivable                       --             --           --          --            --      (130,000)            --    (130,000)

Cash received                    --             --           --          --            --        70,120             --      70,120
                             ------       ---------------------    --------    ----------    ----------     ----------   ---------

Balance December 31, 2000    84,817             85   24,961,874      24,962     2,063,004       (59,880)    (2,565,167)   (536,996)

Shares issued for debt
cancellation in 2001             --             --    2,131,379       2,131       211,007            --             --     213,138

Shares issued for service
in 2001                          --             --      530,000         530       100,170            --             --     100,700

Net loss for the period
ended June 30, 2001              --             --           --          --            --            --       (192,054)  (192,054)
                             ------       ---------------------    --------    ----------    ----------     ----------   ---------

Balance June 30, 2001        84,817       $     85   27,623,253    $ 27,623    $2,374,181    $ (59,880)     $(2,757,221) $(415,212)
                             ======       =====================    ========    ==========    ==========     ==========   =========



                                    The accompanying notes are an integral part of these financial statements.

                                                                         7

                                             Utah Clay Technology, Inc.
                                           (An Exploration Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                        Cumulative
                                                           Six months period            from inception
                                                             ended June 30,             (March 1, 1994)
                                                         2001               2000        to June 30, 2001
                                                  ----------------    --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $      (192,054)    $    (173,195)    $     (2,757,221)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Issuance of common stock for services                   100,700            10,600              788,753
   Increase in receivables                                       -                 -                (350)
   Decrease in prepaid expenses                                  -            78,100                    -
   Increase / (decrease) in accounts payable
     & accrued expenses                                     27,404          (67,921)              269,706
                                                  ----------------    --------------    -----------------
Total Adjustments                                          128,104            20,779            1,058,109

   Net cash used in operating activities                  (63,950)         (152,416)          (1,699,112)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in mining leases                                15,432            27,904               17,740
   Machine design & configuration                                -                 -            (130,484)
                                                  ----------------    --------------    -----------------
   Net cash provided by (used in) investing
   activities                                               15,432            27,904            (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from officers/directors                         60,597             3,600            1,125,310
   Proceeds from (payments of) notes payable              (10,855)           (1,586)              167,627
   Issuance of shares                                            -           121,900              520,143
                                                  ----------------    --------------    -----------------
   Net cash provided by financing activities                49,742           123,914            1,813,080

 Net increase (decrease) in cash & cash
 equivalent                                                  1,224             (598)                1,224

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                       -               640                    -
                                                  ----------------    --------------    -----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $          1,224    $           42    $           1,224
                                                  ================    ==============    =================









               The accompanying notes are an integral part of these financial statements.



                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          June 30, 2001 and 2000


Note 1- Summary of significant accounting policies

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to June 30, 2001, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

Equipment and mining properties

Equipment is recorded at cost. The Company has adopted the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provision for depreciation will be computed principally in accordance with the following ranges of asset lives: laboratory equipment- 3 to 5 years, processing equipment- 3 to 10 years. Equipment was acquired and set up in late 1997. No depreciation expense has been recorded in the financial statements, as the company is yet to use any of its equipment and mining properties.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          June 30, 2001 and 2000


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

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAs No.123. The implementation of this standard did not have any impact on its financial statements.

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

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          June 30, 2001 and 2000


Accounting developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of adopting this statement is not material to the financial statements of the Company.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." The impact of adopting this statement is not material to the financial statements of the Company.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." The impact of adopting this statement is not material to the financial statements of the Company.

In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The impact of adopting this statement is not material to the financial statements of the Company.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of Revenue recognition.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          June 30, 2001 and 2000


In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The adoption of this pronouncement has not had a material impact on the Company's financial position or operating results.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

Note 2- Income taxes

Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of Utah). The company has provided a 100% valuation allowance against the deferred income tax assets arisen due to net operating losses carried forward.

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through June 30, 2001, and the Company continues to

                          Utah Clay Technology, Inc.
                       (An Exploration Stage Company)
                  Notes to Unaudited Financial Statements
                          June 30, 2001 and 2000


use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4-Going Concern uncertainty

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $2,757,221 for the period from inception (March 1, 1994) to June 30, 2001. The company's current liabilities exceeded its current assets by $545,696 and $535,126 as of June 30, 2001 and 2000, respectively. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company. In this regard, the company received $9,750 from an officer in the second quarter of 2001.

Note 5- Issuance of stock

The Company issued 2,131,379 shares of common stock in exchange for debts to shareholders amounting $213,138 in the first quarter, and 530,000 shares of common stock for services in the amount of $100,700 in the second quarter.

Note-6 Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 was filed on April 13, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     Oro Blanco.
     -----------

     A drilling and testing program similar to that planned for White Mountain is contemplated. There was an indication from the previous program that a promising trend of kaolin continues to the east past where the previous drilling program stopped. This trend will be explored in the new drilling program.

     Koosharem, Kimberly and Topaz Claims.
     -------------------------------------

     We have no present proposed program of exploration on these properties that are subject to our options to acquire. They are without known reserves.



Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number                   Description of Exhibit
-------                  ----------------------

 3(i)   -  Articles of Incorporation of Utah Clay Technology, Inc. and
           amendments thereto.*

 3(ii)  -  Bylaws of Utah Clay Technology, Inc.*

 5.1 - Opinion of Thomas J. Kenan on the legality of the securities being registered.**

 9      -  2000 Stock Option Plan.*

 10     -  White Mountain mining lease, consisting of Amendment Agreement of
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

 10.7 - Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and Mining.**

       * Previously filed with Amendment No. 1 to Form SB-2 Commission file number 333-34308; incorporated herein.

       ** Previously filed with Amendment No. 2 to Form SB-2 Commission file number 333-34308; incorporated herein.

       *** Previously filed with Amendment No. 4 to Form SB-2 Commission file number 333-34308; incorporated herein.


(b)     Forms 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 13, 2001               Utah Clay Technology, Inc.



                                       By  /s/ Dennis Engh
                                           -----------------------
                                           Dennis Engh, President