Form 10QSB
period 2001-09-30
UTAH CLAY TECHNOLOGY INC
filed 2001-11-14
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2001

                                        OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________


                            Utah Clay Technology, Inc.
              (Exact name of registrant as specified in its charter)


     Utah                         333-34308                        87-0520575
  (state of                (Commission File Number)              (IRS Employer
 incorporation)                                                   I.D. Number)


                             3985 South 2000 East
                           Salt Lake City, UT 84124
                                801-424-0223

             ----------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

As of November 9, 2001, there were 28,220,253 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  _X_

Item 1.    Financial Statements

                          UTAH CLAY TECHNOLOGY, INC.
                        (An Exploration Stage Company)
                               BALANCE SHEET
                            SEPTEMBER 30, 2001
                                (Unaudited)

                                  ASSETS
     CURRENT ASSETS:
          Receivables                                               350
          Prepaid expenses                                       66,000
                                                                -------
               Total current assets                              66,350

     PROPERTY AND EQUIPMENT
          Laboratory Equipment                                    2,484
          Machine Design & Configuration                        128,000
                                                                -------
               Total Properties & Equipment                     130,484

                                                             ----------
                                                             $  196,834
                                                             ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
          Accounts payable                                   $   62,771
          Accrued expenses                                      116,323
          Loans payable-officers and directors                  258,137
          Notes payable-officer                                  33,800
          Notes payable-others                                  168,311
                                                             ----------
               Total current liabilities                        639,342

     COMMITMENTS

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value $0.001;10,000,000
               shares authorized; 84,817 shares issued
               and outstanding                                       85
          Common stock, par value $0.001; 30,000,000
               shares authorized; 28,220,253 shares
               issued and outstanding                            28,220
          Additional paid-in capital                          2,492,984
          Stock subscription receivable                         (59,880)
          Deficit accumulated from inception                 (2,903,917)
                                                            ------------
               Total stockholders' deficit                     (442,508)

                                                            ------------
                                                            $   196,834
                                                            ============

The accompanying notes are an integral part of these financial statements.


                                      UTAH CLAY TECHNOLOGY, INC.
                                   (An Exploration Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                         Cumulative
                                Three months period          Nine months period        From Inception
                                ended September 30,          ended September 30,     (March 1, 1994) to
                                2001           2000          2001          2000      September 30, 2001
                              --------       --------      --------      --------    ------------------
Revenues                    $        -     $        -     $       -    $        -    $          -

Expenses:

Mineral lease rentals           29,547         24,246        73,009        94,862         523,698
General and Administrative     117,124         77,093       265,666       179,622       2,379,352

                            -----------    -----------   -----------   -----------   -------------
Loss before income taxes      (146,671)      (101,339)     (338,675)     (274,484)     (2,903,050)

Income taxes                        25              -            75            50             867
                            -----------    -----------   -----------   -----------   -------------

Net Loss                    $ (146,696)    $ (101,339)   $ (338,750)   $ (274,534)   $ (2,903,917)
                            ===========    ===========   ===========   ===========   =============
Basic and diluted loss
per common share            $   (0.005)    $   (0.004)   $   (0.012)   $   (0.011)
                            ===========    ===========   ===========   ===========
Basic and diluted weighted
average number of common
shares outstanding          27,973,666     24,961,874    27,212,848    24,491,544
                            ===========    ===========   ===========   ===========












The accompanying notes are an integral part of these financial statements.



                                                                UTAH CLAY TECHNOLOGY, INC.
                                                              (An exploration stage company)
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                 FROM INCEPTION (MARCH 1, 1994) TO SEPTEMBER 30, 2001


                                 Preferred Stock           Common Stock                                       Deficit
                           --------------------------------------------------    Additional     Stock       accumulated
                              Number of                Number of                  Paid-In    subscription      from         Total
                               Shares       Amount      Shares       Amount       Capital     receivable     inception
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------
Shares issued for
cash March 1, 1994               -         $      -    5,600,000    $  56,000   $         -   $        -    $        -    $  56,000

Shares issued for
services March 1, 1994           -                -   14,400,000      144,000             -            -             -      144,000

Net loss for period
March 1, 1994 to
December 31, 1994                -                -            -            -             -            -      (105,573)   (105,573)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance  December 31, 1994       -                -   20,000,000      200,000             -            -      (105,573)      94,427

Net loss for the year
ended December 31, 1995          -                -            -            -             -            -      (672,267)   (672,267)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 1995        -                -   20,000,000      200,000             -            -      (777,840)   (577,840)

1 for 10 reverse split
September 30, 1996               -                -    2,000,000     (180,000)      180,000            -             -            -

Change of par value
  to $0.001                      -                -            -      (18,000)       18,000            -             -            -

Preferred stock issued to
related parties for
cancellation of debt
September  30, 1996           84,817             85            -            -       424,000            -             -      424,085

Shares issued for service
  in 1996                        -                -      265,000          265        48,200            -             -       48,465

Net loss for the year ended
December 31, 1996                -                -            -            -             -            -      (153,669)   (153,669)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 1996     84,817       $     85    2,265,000    $   2,265   $   670,200   $        -    $ (931,509) $ (258,959)


The accompanying notes are an integral part of these financial statements.

                                                                      5

                                                          UTAH CLAY TECHNOLOGY, INC.
                                                        (An exploration stage company)
                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             FROM INCEPTION (MARCH 1, 1994) TO SEPTEMBER 30, 2001

                                 Preferred Stock           Common Stock                                       Deficit
                           --------------------------------------------------    Additional     Stock       accumulated
                              Number of                Number of                  Paid-In    subscription      from         Total
                               Shares       Amount      Shares       Amount       Capital     receivable     inception
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------
Balance December 31, 1996       84,817           85    2,265,000        2,265       670,200            -      (931,509)   (258,959)

Share issued for cash
in 1997                           -               -      100,000          100       199,900            -             -      200,000

Share issued for debt
cancellation in 1997              -               -      165,000          165         (165)            -             -            -

Net loss for the year
ended December 31, 1997           -               -            -            -            -             -      (378,929)   (378,929)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 1997       84,817           85    2,530,000        2,530       869,935            -    (1,310,438)   (437,888)

Shares issued for
outstanding warrants              -               -      389,600          389       103,634            -             -      104,023

Share issued for debt
cancellation in 1998              -               -    2,100,774        2,101       376,049            -             -      378,150

Shares issued for
service in 1998                   -               -      572,000          572       102,073            -             -      102,645

Net loss for the year ended
December 31, 1998                 -               -            -            -             -            -      (563,351)   (563,351)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 1998       84,817           85    5,592,374        5,592     1,451,691            -    (1,873,789)   (416,421)

Shares issued for
mining lease                      -               -   17,739,500       17,740             -            -              -      17,740

Net loss for the year ended
December 31, 1999                 -               -            -            -             -            -      (261,792)   (261,792)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 1999       84,817     $     85   23,331,874    $  23,332   $ 1,451,691   $        -   $ (2,135,581) $(660,473)


The accompanying notes are an integral part of these financial statements.

                                                                   6

                                                       UTAH CLAY TECHNOLOGY, INC.
                                                     (An exploration stage company)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO SEPTEMBER 30, 2001

                                 Preferred Stock           Common Stock                                       Deficit
                           --------------------------------------------------    Additional     Stock       accumulated
                              Number of                Number of                  Paid-In    subscription      from         Total
                               Shares       Amount      Shares       Amount       Capital     receivable     inception
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------
Balance December 31, 1999       84,817     $     85   23,331,874   $   23,332   $ 1,451,691   $       -     $(2,135,581) $(660,473)

Share issued for cash
in 2000                           -               -      260,000          260        89,740           -              -       90,000

Share issued for debt
cancellation in 2000              -               -      100,000          100        24,900           -              -       25,000

Shares issued for service
in 2000                           -               -    1,070,000        1,070       366,873           -              -      367,943

Shares issued for Subscription
Receivable                        -               -      200,000          200       129,800           -              -      130,000

Net loss for the year ended
December 31, 2000                 -               -            -            -             -           -      (429,586)    (429,586)

Stock Subscription
Receivable                        -               -            -            -             -   (130,000)              -    (130,000)

Cash received                     -               -            -            -             -      70,120              -       70,120
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance December 31, 2000       84,817           85   24,961,874       24,962     2,063,004    (59,880)    (2,565,167)    (536,996)

Share issued for debt
cancellation in 2001              -               -    2,131,379        2,131       211,007           -              -      213,138

Shares issued for service
and prepaid expenses              -               -    1,127,000        1,127       218,973           -              -      220,100

Net loss for the period ended
September 30, 2001                -               -            -            -             -           -      (338,750)   $(338,750)
                           -------------   --------   ----------   ----------   -----------   -----------   -----------   ---------

Balance September 30, 2001      84,817     $     85   28,220,253   $   28,220   $ 2,492,984   $  (59,880)   $(2,903,917) $(442,508)
                           =============   ========   ==========   ==========   ===========   ===========   ===========   =========

The accompanying notes are an integral part of these financial statements.

                                                                       7

                                                          UTAH CLAY TECHNOLOGY, INC.
                                                        (An Exploration Stage Company)
                                                           STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)

                                                                                                                Cumulative
                                                                              Nine months period              from inception
                                                                              ended September 30,           (March 1, 1994) to
                                                                              2001           2000           September 30, 2001
                                                                          ------------   ------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                            $    (338,750)   $  (274,534)     $     (2,903,917)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Issuance of common stock for services                                154,100        367,943               842,153
          Increase in receivable                                                     -              -                  (350)
          Decrease in prepaid expenses                                               -        (82,595)                    -
          Increase / (decrease) in accounts payable & accrued expenses          84,992       (170,895)              327,294
                                                                          ------------   ------------       ------------------
     Total Adjustments                                                         239,092        114,453             1,169,097

          Net cash used in operating activities                                (99,658)      (160,081)           (1,734,820)

CASH FLOWS FROM INVESTING ACTIVITIES
          Decrease in mining leases                                             15,432         27,904                17,740
          Machine design & configuration                                             -              -              (130,484)
                                                                          ------------   ------------       ------------------
          Net cash provided by (used in) investing activities                   15,432         27,904              (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loans from officers/directors                           33,800          3,600             1,098,513
          Proceeds from (payments of) notes payable                             50,426        (26,586)              228,908
          Issuance of shares                                                         -        155,420               520,143
                                                                          ------------   ------------       ------------------
          Net cash provided by financing activities                             84,226        132,434             1,847,564

       Net Increase (decrease) in cash & cash equivalents                            -            257                     -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                           -            640                     -
                                                                          ------------   ------------       ------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $           -    $       897      $              -
                                                                          ============   ============       ==================

The accompanying notes are an integral part of these financial statements.

                                                                        8

                                                            UTAH CLAY TECHNOLOGY, INC.
                                                         (An Exploration Stage Company)
                                                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                  (Unaudited)

                                                                                                                Cumulative
                                                                              Nine months period              from inception
                                                                              ended September 30,           (March 1, 1994) to
                                                                              2001           2000           September 30, 2001
                                                                          ------------   ------------       ------------------
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for:

   Interest                                                              $       902      $         -       $        11,109

   Income tax                                                            $       272      $         -       $         1,222

Non-cash investing and financing activities:

   Issuance of common stock for service                                  $   154,100      $   367,943       $       842,153

   Issuance of preferred stock for debt                                  $         -      $         -       $       424,085

   Issuance of common stock for acquisition                              $         -      $         -       $        17,740
   of mining rights

   Issuance of common stock against
   cancellation of debt, Prepaid, Advances
   and accrued expenses                                                  $   279,138      $    25,000       $     1,106,373

   Subscription receivable                                               $         -      $   130,000       $       130,000


















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

      Should this determination be favorable for further activities, we will seek the funds needed to construct a processing facility. The initial engineering and design work performed for us by Precision Systems Engineering concluded that the cost of a processing facility will be approximately $15 million. We have not located a source for these funds.

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




Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number        Description of Exhibit
-------       ----------------------

3(i)     -     Articles of Incorporation of Utah Clay Technology, Inc. and
               amendments thereto.*

3(i).1   -     Amended Articles of Incorporation of Utah Clay Technology, Inc.

3(ii)    -     Bylaws of Utah Clay Technology, Inc.*

5.1      -     Opinion of Thomas J. Kenan on the legality of the securities being registered.**

9        -     2000 Stock Option Plan.*

10       -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1. 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
               Lease dated March 27, 2000.*

10.1     -     Oro Blanco mining lease, consisting of Mining Lease dated
               December 31, 1999.*

10.2     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
               June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
               March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
               Mining Lease, dated September 30, 1996; Option (Kaolin of the
               West-Utah Clay) to Enter Into Mining Lease, dated September 30,
               1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
               Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.3     -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
               June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
               March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
               Mining Lease, dated September 30, 1996; Option (Kaolin of the
               West-Utah Clay) to Enter Into Mining Lease, dated September 30,
               1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
               Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4     -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
               19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March 15,
               2000; Option (Engh-Kaolin of the West)to Enter Into Mining
               Lease, dated September 30, 1996; Option (Kaolin of the West-Utah
               Clay) to Enter Into Mining Lease, dated September 30, 1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated
               March 27, 2000; and Addendum to Kaolin of the West-Utah Clay
               Option to Enter Into Mining Lease dated March 27, 2000.*

10.5     -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
               Inc. dated November 30, 1999 and extensions dated February 10,
               2000 and June 15, 2000.**

10.6     -     Agreements between Utah Clay Technology, Inc. and Precision
               System Engineering dated June 14, 1999 and November 16, 1999.**

10.7     -     Small Miner's Permit for White Mountain lease issued by Bureau
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

Date: November 12, 2001                    Utah Clay Technology, Inc.


                                                /s/ Dennis Engh
                                            By ----------------------
                                               Dennis Engh, President

                                                                  CO 156551
                                                             Lic. #1144329-0142
                                    AMENDED
                           ARTICLES OF INCORPORATION
                                      OF
                           UTAH CLAY TECHNOLOGY, INC.

     The undersigned natural persons, being over the age of eighteen years and acting as the board of directors under the provisions of the Utah Revised Business Corporation Act (hereinafter referred to as the "Act"), adopt the following amended Articles of Incorporation:

                                   ARTICLE I

     The name of the corporation is Utah Clay Technology, Inc. (the "Corporation").

                                   ARTICLE II

     The Corporation is organized to engage in any lawful act or activity for which corporations may be organized under the Act.

                                   ARTICLE III

     The Corporation is authorized to issue two classes of stock, designated as:

          1)     Common Stock, and
          2)     Preferred Stock.

          Common Stock: The number of shares of Common Stock that the Corporation is authorized to issue is 100 million, par value $0.001 a share. Shares of Common Stock have unlimited voting rights and are entitled to receive the net assets of the Corporation upon dissolution.

          Preferred Stock: The number of shares of Preferred Stock that the Corporation is authorized is 10 million, par value $0.001 a share. The Preferred Stock may be issued in series with each series having such number of shares, rights, privileges, limitations and preferences as may be determined by the board of directors of the Corporation and set forth in amendments to these Articles of Incorporation without shareholder approval and before issuance of any shares within the series.


                                          State of Utah
                                     Department of Commerce
                          Division of Corporations and Commercial Code
                I hereby certify that the foregoing has been filed and approved on this 28 day of Sep 2001 in the office of this Division and hereby issue this Certificate thereof.
                Examiner     E.B.                                Date 10/23/01
                [Seal]                           /s/ Kathy Berg
                                                 Kathy Berg, Division Director

                                                                 Exhibit 3(i).1
                                                              Page 1 of 7 Pages

          The following series of Preferred Stock are authorized:

               Series A Preferred Stock. The Series A Preferred Stock shall consist of 100,000 shares. It is non-voting except when the Utah Revised Business Corporation Act mandates voting rights. Each share is entitled to an annual dividend of $0.50, payable only from earnings of the previous year or the year in which declared, and cumulative if not paid. The Series A Preferred Stock has no preemptive rights, is not convertible into Common Stock, and is redeemable at the option of the Corporation. It is preferred over the Common Stock in the event of the liquidation and dissolution of the Corporation.

               Series B Preferred Stock. The Series B Convertible Preferred Stock shall consist of 300 shares (the "Series B Shares"). Upon initial issuance by the Corporation, the price to be paid by a purchaser ("Purchaser") for each Series B Share shall be $1,000.

               1. Dividend. The Shares shall pay a 6% cumulative dividend, payable in arrears at the time of each conversion, in cash or in common stock of the Corporation, $0.001 par value ("Common Stock"), at the Corporation's option. If paid in Common Stock, the number of shares of the Corporation's Common Stock to be received shall be determined pursuant to paragraph 2 hereof. If the dividend is to be paid in cash, the Corporation shall make such payment within five business days of the conversion payment date. If the dividend is to be paid in Common Stock, said Common Stock shall be delivered to the Purchaser, or per Purchaser's instructions, within ten business days of the conversion date. The Shares are subject to automatic conversion at the end of five years from the date of issuance at which time all Shares outstanding will be automatically converted based upon the formula set forth in paragraph 2 hereof. The closing shall be deemed to have occurred on the date funds, less placement fees, escrow fees and attorney fees, are received by the Corporation (the "Closing Date").

               2. Conversion. Upon the Corporation's receipt of a facsimile or original of Purchaser's signed Notice of Conversion, the Corporation shall instruct its transfer agent to issue one or more Certificates representing that number of shares of Common Stock into which the Series B Shares are convertible in accordance with the provisions regarding conversion set forth herein.

               3. Conversion Date. Such conversion shall be effectuated by surrendering to the Corporation, or its attorney, the Series B Shares to be converted together with a facsimile or original of the signed Notice of Conversion which evidences Purchaser's intention to convert those Series B Shares indicated. The date on which the Notice of Conversion is effective ("Conversion Date") shall be deemed to be the date on which the Purchaser has delivered to the Corporation a facsimile or original of the signed Notice of Conversion, as long as the original Series B Shares to be converted are received by the Corporation or its designated attorney within three business days thereafter. As long as the Series B Shares to be converted are received by the Corporation within three business days after it receives a facsimile or original of the signed Notice of Conversion, the Corporation shall deliver to the Purchaser, or per the Purchaser's instructions, the shares of Common Stock, within five business days of receipt of the Series B Shares to be converted.

                                                                 Exhibit 3(i).1
                                                              Page 2 of 7 Pages

               4. Conversion Rate. The Purchaser shall have the right to convert the Shares, plus accrued but unpaid dividends of six percent (6%) per annum, into Common Stock of the Corporation at the lesser of (a) 80% of the lowest closing bid price, as reported by Bloomberg, LP, for the Corporation's Common Stock during the five trading days immediately preceding the Conversion Date or (b) 120 percent of the closing bid price, as reported by Bloomberg, LP, for the Corporation's Common Stock on the Closing Date. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

               5. Mandatory Conversion. The Series B Shares are subject to mandatory conversion five years after issuance, at which time all Series B Shares outstanding will be automatically converted, upon the terms set forth in paragraph 4 above ("Mandatory Conversion Date").

               6. Delivery of Common Stock Certificates. In the event the Common Stock certificates are not delivered per the written instructions of the Purchaser within five business days after the Conversion Date and the delivery by the Purchaser of the certificate representing the Series B Shares to be converted, then in such event the Corporation shall pay to Purchaser one percent, in cash, of the dollar value of the Series B Shares being converted for each day after the fifth business day following the Conversion Date that the Common Stock certificates are not delivered.

                    In the event there is no registration statement effective with regard to the shares of Common Stock to be delivered and the Corporation fails to deliver unrestricted, freely tradable Common Stock to the Purchaser within ten business days after the Conversion Date and delivery of the certificate representing the Series B Shares to be converted, then in such event the Purchaser shall be entitled to accelerate full repayment of the shares being converted.

                    To the extent that the failure of the Corporation to issue the Common Stock pursuant to this paragraph 6 is due to the unavailability of authorized but unissued shares of Common Stock, the provisions of this paragraph 6 shall not apply but instead the provisions of paragraph 7 below shall apply.

                    The Corporation shall make any payments incurred under this paragraph 6 in immediately available funds within ten business days from the date of issuance of the applicable Common Stock. Nothing herein shall limit a Purchaser's right to pursue actual damages or cancel the conversion for the Corporation's failure to issue and deliver Common Stock to the Purchaser within ten business days after the Conversion Date.

               7. The Corporation shall at all times reserve and have available all Common Stock necessary to meet conversion of the Series B Shares by all Purchasers of the entire amount of Series B Shares then outstanding.
If at any time a Purchaser submits a Notice of Conversion and the Corporation does not have sufficient authorized but unissued shares of Common Stock available to effect, in full, a conversion of the Series B Shares (a "Conversion Default", the date of such default being referred to herein as the

                                                                 Exhibit 3(i).1
                                                              Page 3 of 7 Pages

"Conversion Default Date"), the Corporation shall issue to the Purchaser all of the shares of Common Stock which are available, and the Notice of Conversion as to any Series B Shares requested to be converted but not converted (the "Unconverted Shares"), upon Purchaser's sole option, may be deemed null and void. The Corporation shall provide notice of such Conversion Default ("Notice of Conversion Default") to all existing Purchasers of outstanding Series B Shares, by facsimile, within five business days of such default (with the original delivered by overnight or two day courier), and the Purchaser shall give notice to the Corporation by facsimile within five business days of receipt of the original Notice of Conversion Default (with the original delivered by overnight or two day courier) of its election to either nullify or confirm the Notice of Conversion.

                    The Corporation agrees to pay to all Purchasers of outstanding Shares payments for a Conversion Default ("Conversion Default Payments") in the amount of (N/365) x (.24) x the initial issuance price of the outstanding or tendered but not converted Shares held by each Purchaser where N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Corporation authorizes a sufficient number of shares of Common Stock to effect conversion of all remaining Shares. The Corporation shall send notice ("Authorization Notice") to each Purchaser of outstanding Shares that additional shares of Common Stock have been authorized, the Authorization Date and the amount of Purchaser's accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, at the Purchaser's option, payable as follows: (i) in the event Purchaser elects to take such payment in cash, cash payments shall be made to such Purchaser of outstanding Shares by the fifth day of the following calendar month, or (ii) in the event Purchaser elects to take such payment in stock, the Purchaser may convert such payment amount into Common Stock at the conversion rate set forth in paragraph 4 above at anytime after the fifth day of the calendar month following the month in which the Authorization Notice was received, until the expiration of the mandatory five-year conversion period.

               8. Buy-In Adjustment. If, by the fifth business day after the Conversion Date of any portion of the Series B Shares to be converted (the "Delivery Date"), the transfer agent fails for any reason to deliver the Common Stock upon conversion by the Purchaser and after such Delivery Date the Purchaser purchases, in an open market transaction or otherwise, shares of Common Stock (the "Covering Shares") solely in order to make delivery in satisfaction of a sale of Common Stock by the Purchaser (the "Sold Shares"), which delivery such Purchaser anticipated to make using the Common Stock issuable upon conversion (a "Buy-In"), the Corporation shall pay to the Purchaser, in addition to any other amounts due to Purchaser, and not in lieu thereof, the Buy-In Adjustment Amount (as defined below). The "Buy In Adjustment Amount" is the amount equal to the excess, if any, of (x) the Purchaser 's total purchase price (including brokerage commissions, if any) for the Covering Shares over (y) the net proceeds (after brokerage commissions, if any) received by the Purchaser from the sale of the Sold Shares. The Corporation shall pay the Buy-In Adjustment Amount to the Purchaser in immediately available funds within five business days of written demand by the Purchaser. By way of illustration and not in limitation of the foregoing, if the Purchaser purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover a Buy-In with respect to shares of Common Stock it sold for net proceeds of $10,000, the Buy-In Adjustment Amount which the Corporation will be required to pay to the Purchaser will be $1,000.

                                                                 Exhibit 3(i).1
                                                              Page 4 of 7 Pages

               9. Limitation on Amount of Conversion and Ownership. In no event shall a Purchaser be entitled to convert any of the Series B Shares to the extent that, after such conversion, that number of shares of Common Stock, which when added to the sum of the number of Shares beneficially owned, (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934 (the "1934 Act")), by the Purchaser, would exceed 4.99% of the number of shares of Common Stock outstanding on the Conversion Date, as determined in accordance with Rule 13d-1(j) of the 1934 Act. In no event shall a Purchaser purchase shares of the Common Stock other than pursuant to this Subscription Agreement until such date as the Purchaser has fully converted the Series B Shares into Common Stock.

               10. Redemption. The Corporation reserves the right, at its sole option, to call a mandatory redemption of any percentage of the balance on the Series B Shares during the five-year period following the Closing Date. In the event the Corporation exercises such right of redemption, it shall pay each Purchaser, in U.S. currency, 125 percent of the face amount of the Series B Shares to be redeemed, plus accrued but unpaid dividends and liquidated damages, if any. The date by which the Series B Shares and the redemption funds must be delivered to the Escrow Agent shall not be later than ten business days following the date the Corporation notifies the Purchasers by facsimile of the redemption. The Corporation shall give each Purchaser at least ten business days' notice of its intent to redeem. In the event the Corporation does not redeem after giving such notice, it shall not be entitled to give notice of any further redemption.

                                      ARTICLE IV

     The shareholders of the Corporation shall have no preemptive rights with respect to issuance by the Corporation of shares of its Common Stock. The board of directors may authorize and grant, without shareholder approval, options and rights for the purchase of shares or assets of the Corporation.

                                      ARTICLE V

     The street address of the registered office of the Corporation is 3985 South 2000 East, Salt Lake City, Utah 84124. The name of the registered agent of the Corporation at that address is Dennis S. Engh.

                                      ARTICLE VI

     The Corporation authorizes indemnification of its directors and officers, and advancement of expenses, to the extent set forth respectively in Sections 9092 and 904 of the Utah Revised Business Corporation Act.

                                                                 Exhibit 3(i).1
                                                              Page 5 of 7 Pages

                                      ARTICLE VII

     The name and address of the board of directors of the Corporation is as follows:

          Daniel H. Engh                     Dennis S. Engh
          2340 East Germania Circle          4532 Briarcreek Drive
          Sandy, UT 84093                    Salt Lake City, UT 84117

          Darin Engh                         Thomas F. Harrison
          437 East Elise Street              2930 Millcreek Road
          Sandy UT 84070                     Salt Lake City, UT 84109

     IN WITNESS WHEREOF, the undersigned, being the board of directors of the Corporation, executes these Amended Articles of Incorporation and certifies to the truth of the facts herein stated, this 30 day of September, 2001.


/s/ Daniel H. Engh                         /s/ Dennis S. Engh
----------------------------------         ----------------------------------
Daniel H. Engh                             Dennis S. Engh


/s/ Darin Engh                             /s/ Thomas F. Harrison
----------------------------------         ----------------------------------
Darin Engh                                 Thomas F. Harrison



     The appointment of the undersigned as the registered agent of the Corporation is hereby accepted.


                                           /s/ Dennis S. Engh
                                           ----------------------------------
                                           Dennis S. Engh
                                           Registered Agent








                                                                 Exhibit 3(i).1
                                                              Page 6 of 7 Pages

                                 Articles of Amendment
                                           To
                               Articles of Incorporation
                                           Of
                               Utah Clay Technology, Inc.

     The undersigned, the president of Utah Clay Technology, Inc., a Utah corporation, acting on behalf of the corporation, certifies that on September 7, 2001, after the directors of the corporation had approved and submitted to the shareholders of the corporation the attached Amended Articles of incorporation of Utah Clay Technology, Inc., the Amended Articles of Incorporation were approved by the record holders of a sufficient number of shares of each voting group entitled to vote separately on the proposed amendment. The number of shares entitled to vote on the proposed amendment and the number of shares voting to approve the amendment were as follows:

-----------------------------------------------------------------------------
                      No. of      No. of Votes                   No. of Votes
Designation of     Outstanding     Entitled to    No. of Votes   Cast for the
Security              Shares        Be Cast       Represented     Amendment
--------------     -----------    ------------    ------------   ------------

Common
Stock              28,220,253      28,220,253      17,943,045     17,943,045

Preferred
Stock                84,817          84,817          84,817         84,817

-----------------------------------------------------------------------------
Dated: October 9, 2001

                                          /s/ Dennis S. Engh
                                          ----------------------------------
                                          Dennis S. Engh, President


                                                                 Exhibit 3(i).1
                                                              Page 7 of 7 Pages