Form 10QSB/A
period 2001-09-30
UTAH CLAY TECHNOLOGY INC
filed 2001-12-28
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-QSB

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


















                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 1- Summary of significant accounting policies

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to September 30, 2001, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through September 30, 2001, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4-Going Concern uncertainty

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $2,903,917 for the period from inception (March 1, 1994) to September 30, 2001. The company's current liabilities exceeded its current assets by $572,992 as of September 30, 2001. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 5- Issuance of stock

The Company issued 2,131,379 shares of common stock in exchange for debts to shareholders amounting $213,138 in the first quarter, 530,000 shares of common stock for services in the amount of $100,700 in the second quarter and 597,000 shares of common stock for services and prepaid expenses, in the amount of $119,400 in the third quarter of 2001.

Note-6 Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2000 and 1999 was filed on April 13, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Note 7- Commitments

On April 1, 2001, the Company entered into an agreement with certain officers of the Company whereby the Company will pay $13,000 per month in aggregate, to these officers for their services through December 31, 2001.

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




Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number        Description of Exhibit
-------       ----------------------

3(i)     -     Articles of Incorporation of Utah Clay Technology, Inc. and
               amendments thereto.*


3(i).1   -     Amended Articles of Incorporation of Utah Clay Technology,
               Inc.****


3(ii)    -     Bylaws of Utah Clay Technology, Inc.*

5.1      -     Opinion of Thomas J. Kenan on the legality of the securities being registered.**

9        -     2000 Stock Option Plan.*

10       -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1. 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
               Lease dated March 27, 2000.*

10.1     -     Oro Blanco mining lease, consisting of Mining Lease dated
               December 31, 1999.*

10.2     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
               June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
               March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
               Mining Lease, dated September 30, 1996; Option (Kaolin of the
               West-Utah Clay) to Enter Into Mining Lease, dated September 30,
               1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
               Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.3     -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
               June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
               March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
               Mining Lease, dated September 30, 1996; Option (Kaolin of the
               West-Utah Clay) to Enter Into Mining Lease, dated September 30,
               1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
               Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4     -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
               19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March 15,
               2000; Option (Engh-Kaolin of the West)to Enter Into Mining
               Lease, dated September 30, 1996; Option (Kaolin of the West-Utah
               Clay) to Enter Into Mining Lease, dated September 30, 1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated
               March 27, 2000; and Addendum to Kaolin of the West-Utah Clay
               Option to Enter Into Mining Lease dated March 27, 2000.*

10.5     -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
               Inc. dated November 30, 1999 and extensions dated February 10,
               2000 and June 15, 2000.**

10.6     -     Agreements between Utah Clay Technology, Inc. and Precision
               System Engineering dated June 14, 1999 and November 16, 1999.**

10.7     -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
               Mining.**

*Previously filed with Amendment No. 1 to Form SB-2 Commission file number
 333-34308; incorporated herein.

**Previously filed with Amendment No. 2 to Form SB-2 Commission file number
  333-34308; incorporated herein.

***Previously filed with Amendment No. 4 to Form SB-2 Commission file number
   333-34308; incorporated herein.


****Previously filed with Form 10-QSB for the quarterly period ended September
    30, 2001 Commission file number 333-34308; incorporated herein.



(b)     Forms 8-K

     None

                                    SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: December 21, 2001                    Utah Clay Technology, Inc.



                                                /s/ Dennis Engh
                                            By ----------------------
                                               Dennis Engh, President