Form 10KSB
period 2001-12-31
UTAH CLAY TECHNOLOGY INC
filed 2002-03-07
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $537,461 computed by reference to the $0.035 average of the bid and asked price of the company's Common Stock on February 28, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2002: 31,241,801 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Page

Item 1      Description of Business .......................................  1
            Business Development ..........................................  1
            Kaolin ........................................................  1
            The Market for Kaolin .........................................  1
            Results of Tests on the Utah Clay Deposits ....................  2
            Competition ...................................................  2
            Distribution Methods ..........................................  2
            Patents .......................................................  2
            Government Approval of Principal Products .....................  2
            Government Regulations ........................................  3
            Costs and Effects of Complying with Environmental Laws ........  3
            Employees .....................................................  3
            Working Capital Requirements ..................................  3
            Product Research and Development During the Next Twelve Months   3
            Additional Employees ..........................................  4

Item 2      Properties ....................................................  4
            Location and Means of Access to the Properties ................  4
            Description of our Title ......................................  5
            History of Mineral Exploration ................................  10
            Plant and Equipment ...........................................  11
            Rock Formations and Mineralization ............................  11
            Geology .......................................................  12

Item 3      Legal Proceedings .............................................  12

Item 4      Submission of Matters to a Vote of Security Holders ...........  13

Item 5      Market for Common Equity and Related Stockholder Matters ......  13

Item 6      Management's Plan of Operations ...............................  18
            Plan of Operations for the Next Twelve Months .................  18

Item 7      Financial Statements ..........................................  19

Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  39

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act .............  39
            Significant Consultants and Other Personnel ...................  40

Item 10     Executive Compensation ........................................  41

Item 11     Security Ownership of Certain Beneficial Owners and Management   42

Item 12     Certain Relationships and Related Transactions ................  42

Item 13     Exhibits and Reports on Form 8-K ..............................  44
            (a)     Exhibits ..............................................  44
            (b)     Reports on Form 8-K ...................................  46

Signatures ................................................................  47

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

     We recently received, after offering expenses, a net of $163,500 from the sale of $195,000 in three-year, 5-percent, convertible debentures. These funds will be sufficient to pay our administrative overhead and property rentals for the next twelve months but insufficient to conduct a drilling and testing exploration program on our White Mountain and Oro Blanco leases.

Product Research and Development During the Next Twelve Months

     From the proceeds of the recent sale of $195,000 of convertible debentures, we propose to perform approximately $50,000 in research and development during the next twelve months in an effort to determine the best calcination parameters for processing kaolin for use in cement. We have been and are working with an industry partner with regard to the use of partially calcined kaolin in cement.

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

     There appears on the next page a detailed map of Utah Clay's White Mountain property. There is shown on the map outlines of -

o       the claims area,

o       the Blue Placer claims,

o       the Julie White placer claims, and

o       the Julie White lode claims.

                        (Detailed map of Utah Clay's
                          White Mountain property
                        included in courtesy copies
                        [not filed electronically])

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

     There appears on the next page a detailed map of Utah Clay's Oro Blanco property. There is shown on the map outlines of -

o       the mining area of interest,

o       the Engh Family lode claims,

o       the Engh Family placer claims, and

o       the State of Utah mineral leases.

                        (Detailed map of Utah Clay's
                            Oro Blanco property
                        included in courtesy copies
                         [not filed electronically])

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

Plant and Equipment

     There is no plant or equipment at any of the sites of the mining claims.

     Power can be supplied to the White Mountain site from Utah Power & Light's
grid four miles to the east.   Power can be supplied to the Oro Blanco site
from Utah Power & Light's grid ten miles to the east.

Rock Formations and Mineralization

      White Mountain: Kaolin, hydrated silica and alunite occur as a mixed mineral system in the White Mountain region of Utah in the lower and upper tuff members of an unnamed geological formation. These minerals vary in their percentages throughout the deposits and have formed where acid-rich, hydrothermal fluids have strongly altered the tuffs. "Tuff" is a geological term for rock composed of finer kinds of volcanic detritus commonly fused together by heat.

      The percentages of the three primary components vary depending upon the composition of the tuff and the heat and character of the hydrothermal fluids. Kaolin, for example can occur from 99% down to 25%. Alunite typically occurs in the range 2% to 12%. Hydrated silica in the form of opal and opal CT make up the major portion of the remainder. Because these three components are all white and all insoluble in water, their combination makes a good, non-reactive white pigment for incorporation in paint, plastics, paper and other products. When the mixtures are calcined at high temperatures, the products are virtually indistinguishable from 100% kaolin calcined at the same temperature, except that the hydrothermal materials are whiter.

      Strong alteration of the tuff to kaolin, alunite and hydrated silica occurs for about two miles along east-west faults. Local centers for high kaolin and alunite occur where north-northwest faults intersect the main east-west structural feature. Individual centers range in size from 250 to 500 feet in width and extend 2000 feet in length along the principal feeder fault. In these alteration zones, the kaolin and alunite grade outward in composition. At their termination, bands of high iron oxide, red in color, occur, usually followed by hard silica.

      Chemical analyses of the whitest regions within the deposit suggest small amounts of iron oxide (as hematite and goethite) of 0.3%, occasional calcium sulfate (0.5%) and some jarosite (0.5%), a mineral similar in character to alunite but containing iron structurally substituted for aluminum. The remainder of the impurities, as Mg, Ca, K, Na, and Ti, are less than 2% total and are similar to impurities in commercial kaolins from Georgia and South Carolina.

      These impurities are not separated during the commercial processing and have no deleterious effect on pigment properties in the end products.

      Numerous chemical analyses of the kaolinite have been done. They uniformly show low amounts of contaminants, specifically iron.

      Typical amounts of other minerals are:

                 Fe            0.172%
                 Na2O          0.296%
                 K2O           1.48%
                 CaO           0.505%
                 MgO           0.118%

     Oro Blanco. The geology is similar to that at White Mountain, but the alteration is more complex.

     Koosharem, Kimberly and Topaz Claims. Each of these areas shows the hydrothermal alteration of volcanic tuffs. The geology has not been studied in sufficient detail to describe it accurately.

Geology

      Drilling and testing which has been conducted to date on our properties suggest that the cap rock (mineralization which occurs on top of the kaolin) is shallow in many locales, often less than 25 feet in thickness. The veins of mineralized kaolin (and associated minerals) under this cap rock are often quite wide and of a consistent color and composition, especially after the calcination process is employed. Further drilling and analyses and required to evaluate the usable volume and grade as well as to develop the initial mining plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock was earlier quoted on the OTC Bulletin Board under the stock symbol "UTCL". The high and low bid information for the stock during 1999, 2000 and 2001 is set forth below. The information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Calendar
Quarter                 High                    Low
-------                 ----                    ---

1999:
1st Qtr                 0.3438                  0.1600
2nd Qtr                 0.8438                  0.1875
3rd Qtr                 0.6250                  0.1300
4th Qtr                 0.5000                  0.1875

2000:
1st Qtr                 1.125                   0.25
2nd Qtr                   *                       *
3rd Qtr                   *                       *
4th Qtr                   *                       *

2001:
1st Qtr                   *                       *
2nd Qtr                0.5000                   0.1300
3rd Qtr                0.3200                   0.1400
4th Qtr                0.1500                   0.0600
     ____________________

     *     Data is not available for the selected date range.

      During the period from May 3, 2000 to January 16, 2001, our common stock was removed from the Bulletin Board and was quoted only in the "Pink Sheets". Our common stock was once again admitted to quotation privileges on the Bulletin Board on January 17, 2001.

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

                                                                                         Dollar Value of
                      No. of                                              Cash           Other Type of
    Date           Shares Sold                Purchasers              Consideration      Consideration
-----------      ----------------     --------------------------    -----------------   -----------------
12-99             17,739,500(1)       Utah Kaolin Corporation               -                17,740

03-20-00 to
04-03-00(2):

04-03-00              80,000(3)       McKay, Burton & Thurman               -                48,305

04-03-00              10,000(4)       James Groscost                        -                 6,038


03-20-00              10,000(5)       Roger Huber                           -                 3,200

03-20-00              10,000(6)       J. W. Patterson                       -                 3,200

03-20-00             500,000(7)       E. G. Marchi                          -               160,000

03-20-00              60,000(8)       Robert J. Conley                      -                19,200

03-20-00             400,000(9)       Precision Systems                     -               128,000
                                      Engineering, Inc.

03-20-00            100,000(10)       Ron Ostler                            -                25,000

03-20-00            460,000(11)       Investors Advocate                    -               220,000

02-27-01             10,000(12)       Ryan Engh                             -                 1,000

02-27-01            443,773(12)       Thomas J. Kenan                       -                44,380

02-27-01            465,000(12)       Thomas F. Harrison                    -                46,500

02-27-01          1,162,606(12)       Dennis S. Engh                        -               116,260

04-10-01            530,000(13)       Securities Capital                    -                53,000
                                      Corporation

08-09-01            165,000(12)       Thomas J. Kenan                       -                14,850

08-09-01            165,000(14)       Marilyn C. Kenan Trust                -                14,850

08-09-01            100,000(15)       Kenneth Morrison                      -                 9,000

08-09-01            167,000(16)       Dorcas Engh                           -                15,030

11-30-01            321,420(17)       Dutchess Private Equities             -                22,500
                                      Fund, L.P.

11-30-01          1,285,700(17)       May Davis Group, Inc.                 -                90,000

11-30-01            964,428(17)       Dutchess Advisors, Ltd.               -                67,500

11-30-01            450,000(18)       Joseph B. LaRocco                     -                31,500

________________________

(1) These shares were issued to purchase the Oro Blanco mining lease. See "Certain Relationships and Related Transactions" in the Prospectus.
        The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The purchaser of the shares, Utah Kaolin Corporation, is an affiliate of the Registrant. Utah Kaolin's management is also the management of Utah Clay Technology. Utah Kaolin is owned by members of the Engh family - who are the majority shareholders of Utah Clay; Carmen J. (Tony) Lotito, an officer and director of Utah Clay; Dr. Kenneth Morrison, an accredited investor; and Thomas J. Kenan, an accredited investor. Each shareholder of Utah Kaolin Corporation was an accredited investor at the time of this transaction.

(2) During this period Utah Clay approached seven creditors of the company, listed below, and offered and sold them restricted common stock in exchange for the cancellation of indebtedness owed to them by the company. Two of the creditors were accredited, and five were non-accredited investors. The sales were made in reliance upon the Rule 506 exemption from registration. All five non-accredited investors were sophisticated persons who had sufficient knowledge and experience in financial and business matters to allow them to evaluate the merits and risks of the investment. The offering materials provided each investor were current and contained what the company believed was all material information about the company required by Rule 502(b)(2) of Regulation D, which information had been prepared for an offering circular used in an unsuccessful Rule 506 offering attempted in December 1999. The financial statements provided were audited statements of 1998 and 1999.

(3) These shares were issued in exchange for legal services provided to Utah Clay during the period of March 1994 to September 1999 and were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The beneficial owner of these shares is William H. Thurman, one of the partners of the law firm and an accredited investor. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(4) These shares were issued in exchange for the cancellation of indebtedness of Utah Clay that arose with regard to ore hauling services provided by a company owned by Mr. Groscost, an accredited investor. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(5) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for services rendered with regard to Utah Clay's mining properties. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.


(6) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for his marketing services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(7) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for business planning consulting services rendered for one year. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(8) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for technical services with regard to product development. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

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

(11) These shares were issued to this non-accredited investor for subscriptions aggregating $220,000 to be paid in cash by December
        31, 2000. As of September 30, 2000 Utah Clay had received $155,420 of the subscribed amount and had a subscription receivable of $64,580. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. It was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(12) These shares were issued to these persons for personal services provided to the issuer - non-executive services by Ryan Engh, legal services by Thomas J. Kenan, legal counsel to the issuer, and executive services by Thomas Harrison and Dennis Engh, officers and directors of the issuer. They were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(13) These shares were issued in exchange for financial public relations services pursuant to the exemption from registration provided by Regulation D, Rule 506.

(14) These shares were issued to this person by way of a gift from Thomas J. Kenan, legal counsel to the issuer, to his spouse's trust. The shares were issued in lieu of cash payment for Mr. Kenan's legal services.
        The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(15) These shares were issued in exchange for Mr. Morrison's facilitating a loan to the issuer by guaranteeing the loan. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(16) These shares were issued to Mrs. Engh in consideration of her cancelling $15,030 of indebtedness of the company to her, which indebtedness represented a loan of money earlier made by her to the company. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(17) These shares were issued in exchange for services rendered as a consultant to an investor in the issuer's Equity Line of Credit. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(18) These shares were issued in exchange for legal services performed in connection with the issuer's Equity Line of Credit and $195,000 worth of 3-year, 5% convertible debentures. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Plan of Operations for the Next Twelve Months

     During the next twelve months we propose to re-analyze the seven core holes that were drilled on the White Mountain property by Buena Vista Mining in 1992. This analysis will cover the brightness, alteration minerals, percent of alteration and color along with other tests. Then, subject to the availability of approximately $500,000, which we hope to obtain from our Equity Line of Credit financing, we will conduct a new drilling program. Our plan provides that holes will be drilled on 200-foot spacing to define the areas of greatest shallow, high brightness kaolinite. The drilling will commence outward from the test pit where a previous hole encountered 136 feet of white kaolin. The next phase of drilling will concentrate on the highest potential areas found in the first holes. The spacing will be 100 feet. The holes will be drilled to 150 feet. The drilling will produce cores. Samples from these cores will be tested for brightness, color, specific gravity, chemical composition and contaminates. The goal of this drilling and analysis of the cores is to establish the presence of mineralized material. We will then combine this information with the requirements of industry standards, prices of marketable kaolin and recovery costs to determine the degree of legal and economic feasibility of further activities.

     Should this determination be favorable for further activities, we will seek the funds to construct a processing facility. The engineering and design work that has been completed thus far indicates that we will need approximately $20 million to construct a processing facility. We will pursue a loan backed by the U.S. Department of Agriculture that would include 80 percent of the construction costs of such a facility. In order to qualify for such a loan, we will have to demonstrate that we have, or will have, 20 percent of the cost of the processing facility, which 20 percent would be approximately $4 million. In an effort to obtain such funds, we entered into the Equity Line of Credit agreement described earlier in this prospectus.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report  ...........................................  20

Balance Sheet, December 31, 2001  .......................................  21

Statement of Operations Years Ended
December 31, 2001 and 2000  .............................................  22

Statements of Changes in Stockholders' Deficit
From Inception (March 1, 1994) to December 31, 2001
and Cumulative From Inception (March 1, 1994)
to December 31, 2001  ...................................................  23

Statements of Cash Flows Periods Ended December 31,
2000 and 2001, and Cumulative From Inception
(March 1, 1994) to December 31, 2001  ...................................  26

Notes to Financial Statements  ..........................................  28

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


To the Stockholders and Board of Directors
Utah Clay Technology, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Utah Clay Technology, Inc., a Utah Corporation (the "Company") as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001 and 2000, and for the period from inception on March 1, 1994 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Clay Technology, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from inception (March 1, 1994) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $3,283,035 and excess of total liabilities over total assets of $871,126 on December 31, 2001. These factors as discussed in Note 12 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
February 7, 2002
                                      20

                          UTAH CLAY TECHNOLOGY, INC.
                       (An Exploration Stage Company)
                               BALANCE SHEET
                             December 31, 2001


                                  ASSETS
CURRENT ASSETS:
     Cash & Cash Equivalents                                          84,559
     Receivables                                                         350
                                                                 -----------
          Total current assets                                        84,909

PROPERTY AND EQUIPMENT
     Laboratory Equipment                                              2,484
     Machine Design & Configuration                                  128,000
                                                                 -----------
          Total Properties & Equipment                               130,484

                                                                 -----------
                                                                 $   215,393
                                                                 ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $    87,623
     Accrued expenses                                                204,868
     Loans payable-officers and directors                            420,428
     Notes payable-related parties                                   129,378
     Notes payable-others                                             49,222
                                                                 -----------
          Total current liabilities                                  891,519

CONVERTIBLE DEBENTURE                                                195,000
                                                                 -----------
          Total liabilities                                        1,086,519
                                                                 ===========

COMMITMENT

STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001;10,000,000 shares
          authorized; 84,817 shares issued and outstanding                85
      Common stock, par value $0.001;100,000,000 shares
          authorized; 28,220,253 shares issued and outstanding        28,220
      Additional paid-in capital                                   2,492,984
      Stock subscription receivable                                  (59,880)
      Shares issued for prepaid consulting fees                      (49,500)
      Deficit accumulated from inception                          (3,283,035)
                                                                ------------
          Total stockholders' deficit                               (871,126)

                                                                ------------
                                                                $    215,393
                                                                ============


The accompanying notes are an integral part of these financial statements.

                           UTAH CLAY TECHNOLOGY, INC.
                         (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                Cumulative
                                                              From Inception
                                Year ended December 31,     (March 1, 1994) to
                                   2001          2000        December 31, 2001
                              -----------    ----------    --------------------

Revenues                     $         -    $         -       $           -

Expenses:

Mineral lease rentals             73,009         71,857             523,698
General and Administrative       644,587        357,629           2,758,273
                              -----------    ----------    --------------------
Loss before income taxes        (717,596)      (429,486)         (3,281,971)

Income taxes                         272            100               1,064
                              -----------    ----------    --------------------
Net Loss                     $  (717,868)   $  (429,586)      $  (3,283,035)
                              ===========    ==========    ====================
Basic and diluted loss
 per common share            $    (0.026)   $    (0.017)
                              ===========    ==========
Basic and diluted weighted
 average number of common
 shares outstanding*          27,466,769      24,610,093
                              ===========    ==========

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.



















 The accompanying notes are an integral part of these financial statements.

                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2001


                           Preferred Stock      Common Stock                                   Deficit
                          -----------------  -------------------    Additional     Stock      accumulated   Prepaid
                          Number of          Number of               Paid-In    Subscription     from      Consulting
                           Shares    Amount    Shares     Amount     Capital     Receivable    inception      Fees       Total
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Shares issued for
 cash March 1, 1994           -      $   -     560,000   $ 56,000   $      -     $      -     $       -    $      -    $   56,000

Shares issued for
 services March 1, 1994       -          -   1,440,000    144,000          -            -             -           -       144,000

Net loss for period
 March 1, 1994 to
 December 31, 1994            -          -       -           -             -            -       (105,573)         -      (105,573)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance  December 31, 1994    -          -   2,000,000    200,000          -            -       (105,573)         -        94,427

Net loss for the year
 ended December 31, 1995      -          -       -           -             -            -       (672,267)         -      (672,267)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1995     -          -   2,000,000    200,000          -            -       (777,840)         -      (577,840)

1 for 10 reverse split
 September 30, 1996           -          -       -       (180,000)     180,000          -             -           -          -

Change of par value
 to $0.001                    -          -       -        (18,000)      18,000          -             -           -          -

Preferred stock issued to
 related parties for
 cancellation of debt
 September  30, 1996        84,817      85       -           -         424,000          -             -           -       424,085

Shares issued for service
 in 1996                      -          -     265,000        265       48,200          -             -           -        48,465

Net loss for the year ended
 December 31, 1996            -          -       -           -             -            -       (153,669)         -      (153,669)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1996   84,817   $  85     265,000   $  2,265   $  670,200  $       -     $ (931,509)  $      -    $ (258,959)











The accompanying notes are an integral part of these financial statements.



                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2001


                           Preferred Stock      Common Stock                                   Deficit
                          -----------------  -------------------    Additional     Stock      accumulated   Prepaid
                          Number of          Number of               Paid-In    Subscription     from      Consulting
                           Shares    Amount    Shares     Amount     Capital     Receivable    inception      Fees       Total
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1996    84,817     85      265,000      2,265    670,200         -         (931,509)       -       (258,959)

Share issued for cash
 in 1997                         -       -      100,000        100    199,900         -              -          -        200,000

Share issued for debt
cancellation in 1997             -       -      165,000        165       (165)        -              -          -           -

Net loss for the year
 ended December 31, 1997         -       -         -           -          -           -         (378,929)       -       (378,929)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1997    84,817     85      530,000      2,530    869,935         -       (1,310,438)       -       (437,888)

Shares issued for
 outstanding warrants            -       -      389,600        389    103,634         -              -          -        104,023

Share issued for debt
cancellation in 1998             -       -    2,100,774      2,101    376,049         -              -          -        378,150

Shares issued for service
 in 1998                         -       -      572,000        572    102,073         -              -          -        102,645

Net loss for the year ended
 December 31, 1998               -       -         -           -          -           -         (563,351)       -       (563,351)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1998    84,817     85    3,592,374      5,592  1,451,691         -       (1,873,789)       -       (416,421)

Shares issued for mining
 lease                           -       -   17,739,500     17,740        -           -              -          -         17,740

Net loss for the year ended
December 31, 1999                -       -         -           -          -           -         (261,792)       -       (261,792)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1999    84,817  $  85   21,331,874  $  23,332  $1,451,691  $     -       $(2,135,581) $    -      $(660,473)


The accompanying notes are an integral part of these financial statements.



                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2001


                           Preferred Stock      Common Stock                                   Deficit
                          -----------------  -------------------    Additional     Stock      accumulated   Prepaid
                          Number of          Number of               Paid-In    Subscription     from      Consulting
                           Shares    Amount    Shares     Amount     Capital     Receivable    inception      Fees       Total
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 1999    84,817  $   85  21,331,874  $  23,332  $1,451,691  $     -       $(2,135,581) $    -      $ (660,473)

Share issued for cash
 in 2000                        -         -     260,000        260      89,740        -             -           -          90,000

Share issued for debt
cancellation in 2000            -         -     100,000        100      24,900        -             -           -          25,000

Shares issued for service
 in 2000                        -         -   1,070,000      1,070     366,873        -             -           -         367,943

Shares issued for
 Subscription Receivable        -         -     200,000        200     129,800        -             -           -         130,000

Net loss for the year ended
 December 31, 2000              -         -        -            -          -          -          (429,586)      -        (429,586)

Stock Subscription
Receivable                      -         -        -            -          -       (130,000)        -           -        (130,000)

Cash received                   -         -        -            -          -         70,120         -           -          70,120
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 2000    84,817      85  22,961,874     24,962   2,063,004      (59,880)   (2,565,167)      -        (536,996)

Shares issued for service
 and prepaid expenses           -         -   3,258,379      3,258     429,980        -             -        (49,500)     383,738

Net loss for the year ended
 December 31, 2001              -         -        -            -          -          -          (717,868)      -        (717,868)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 2001    84,817  $   85  26,220,253  $  28,220  $2,492,984  $   (59,880)  $(3,283,035) $ (49,500)  $ (871,126)
                          =========  ======  ==========  =========  ==========  ============  ===========  ==========  ==========



The accompanying notes are an integral part of these financial statements.



                                        Utah Clay Technology, Inc.
                                     (An Exploration Stage Company)
                                        STATEMENTS OF CASH FLOWS



                                                                                         Cumulative
                                                                                       from inception
                                                     Year ended December 31,         (March 1, 1994) to
                                                       2001          2000             December 31, 2001
                                                  -------------   ------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $   (717,868)   $  (429,586)       $     (3,283,035)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
          Issuance of common stock for services        383,738        392,943               1,071,791
          Increase in receivable                          -              -                       (350)
          Increase / (decrease) in accounts
           payable & accrued expenses                  198,389       (264,737)                440,691
                                                  -------------   ------------     ----------------------
      Total Adjustments                                582,127        128,206               1,512,132

          Net cash used in operating activities       (135,741)      (301,380)             (1,770,903)

CASH FLOWS FROM INVESTING ACTIVITIES
          Decrease in mining leases                     15,432         29,641                  17,740
          Machine design & configuration                  -              -                   (130,484)
                                                  -------------   ------------     ----------------------
          Net cash provided by (used in)
           investing activities                         15,432         29,641                (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loans from officers/directors    9,750         81,966               1,074,463
          Proceeds from (payments of) notes
           payable & debentures                        195,118         29,013                 373,600
          Issuance of shares                              -           160,120                 520,143
                                                  -------------   ------------     ----------------------
          Net cash provided by financing activities    204,868        271,099               1,968,206

       Net Increase (decrease) in
        cash & cash equivalents                         84,559           (640)                 84,559

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                -               640                    -
                                                  -------------   ------------     ----------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $     84,559    $       -          $         84,559
                                                  =============   ============     ======================









The accompanying notes are an integral part of these financial statements.

                                                   26

                                        Utah Clay Technology, Inc.
                                     (An Exploration Stage Company)
                                   STATEMENTS OF CASH FLOWS (CONTINUE)


                                                                                         Cumulative
                                                                                       from inception
                                                     Year ended December 31,         (March 1, 1994) to
                                                       2001          2000             December 31, 2001
                                                  -------------   ------------     ----------------------
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for:

   Interest                                       $         902   $      3,256     $      11,109
                                                  =============   ============     ======================

   Income tax                                     $         272   $        100      $      1,222
                                                  =============   ============     ======================

Non-cash investing and financing activities:

   Issuance of common stock for
   service & prepaid services                     $     433,238   $    367,943     $   1,121,291
                                                  =============   ============     ======================

   Issuance of preferred stock for debt           $      -        $      -         $     424,085
                                                  =============   ============     ======================

   Issuance of common stock for acquisition
   of mining rights                               $      -        $      -         $      17,740
                                                  =============   ============     ======================

   Issuance of common stock against
   cancellation of debt, advances
   and accrued expenses                           $      -        $     25,000     $     827,235
                                                  =============   ============     ======================

   Subscription receivable                        $      -        $    130,000     $     130,000
                                                  =============   ============     ======================












The accompanying notes are an integral part of these financial statements.

                                                        27

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements
                     December 31, 2000 and 1999


Note 1- Summary of significant accounting policies

Organization and nature of operations

          Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to December 31, 2001, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

Stock-based compensation

          The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

Accounting developments

          In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

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

          SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

          Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

Note 2-  Income taxes

          Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of Utah). Differences between income tax benefits computed at the federal statutory rate and reported income taxes for 2001 and 2000 are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent differences.

The net deferred tax (benefit) due to NOL carried forward, as of December 31, 2001 and 2000, consisted of the following:

                                                2001                   2000
                                               ------                 ------
Deferred tax asset                        $    616,023           $    502,459
Deferred tax asset valuation allowance        (616,023)              (502,459)
                                          -------------          -------------
      Balance as of December 31           $          -           $          -
                                          =============          =============

          A summary of Net operating losses carried forward and their expiration date is as follows:

          Year of Expiration            Net Operating Losses
          ------------------            --------------------
                 2009                     $      105 ,573
                 2010                              79,963
                 2011                             112,380
                 2012                             199,733
                 2013                             286,532
                 2014                             261,792
                 2015                             210,174
                 2016                             283,910
                                                  -------
              Total                       $     1,540,057
                                                =========

Note 3-  An exploration stage company

          An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. The company expenses all exploration costs as incurred. Operating losses have been incurred through December 31, 2001, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

The realization of the costs of proven mining properties and related deferred expenses is dependent upon sales of kaolin on a commercial basis from the reserves of ore bodies. For the period from inception (March 1, 1994) to December 31, 2001 the Company had no revenues. To commence operations, the Company's management believes significant additional equity and debt financing will be required.

Note 5- Accounts payable and accrued expenses

           Accounts payable and accrued expenses as of December 31, 2001, consist of the following:

    Lease rentals payable                           $     48 ,650
    Consulting fees                                        20,000
    Legal fees                                             24,416
    Machine design & configuration                              -
    Salaries Payable                                      130,000
    Interest payable                                       19,996
    Miscellaneous                                          44,429
                                                     ------------
                                                    $     287,491
                                                     ============

Note 6-Advances payable - Officers & Directors

            Advances payable represents amount payable to officers or directors of the company in lieu of their services or for advances made to the company. In 1998, the company issued common stock against a portion of advances outstanding. The advances payable to officers and directors are unsecured, interest free and due on demand.

Following is a summary of Advances payable to officers and directors of the company, as of December 31, 2001 and 2000:

Balance as of December 31, 1999                          $    328,712
Advances from officers and directors during 2000               81,966
                                                         ------------
Balance as of December 31, 2000                               410,678
Advances from officers and directors during 2001                9,750
                                                         ------------
Balance as of December 31, 2001                          $    420,428
                                                         ============

Note 7-Notes payable - related parties and others

         Notes payable as on December 31, 2001 comprised of following:


Note payable-Bank, bearing an interest rate
of 2 % over prime rate (6.75% on 12/31/01) and
due December 25, 2002.                                    $     19,222
Note payable-Bank, bearing an interest rate
of 4 percent over the prime rate (13.5% on 12/31/00)
and due on demand.                                                   -

Notes payable to others, bearing an interest rate
of 10% per annum, unsecured and due on demand                   30,000
                                                         -------------
                   Notes payable - others                       49,222
                                                         -------------

Note payable to an affiliated company, unsecured,
interest free and due on demand.                                18,878
Note payable to an affiliated company, unsecured,
bearing interest rate of 5% and due on demand.
Interest expense was $1,344 for year 2001.                      27,000
Notes payable to individuals related to officers
of the company, bearing an interest rate of 10%
per annum, unsecured and due on demand. Interest
expense was $5,000 for each year.                               49,700
Note payable to an officer of the company,
unsecured, interest free and due on demand                      33,800
                                                         -------------
                   Notes payable - related parties             129,378
                                                         -------------
                   Total Notes payable                    $    178,600
                                                         =============
Note 8- Convertible Debenture

          On November 30, 2001, the Company issued $100,000 worth of 5%, 3-Year Term, Convertible Debentures (the "Debentures") and on December 28, 2001, the Company issued an additional $95,000 worth of the Debentures

The Debentures shall pay five percent (5%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company
("Common Stock"), at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture (the "Debenture") at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the
date of conversion.   If the interest is to be paid in Common Stock, said
Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of three (3) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement.

The principal amount of this Debenture is secured by shares pledged as collateral pursuant to the terms of a Security Agreement. This Debenture is a full recourse loan being made by the Holder and the Company is liable for any deficiency.

(a) The Holder of this Debenture shall have the right to convert it into shares of Common Stock at any time and from time to time at the earlier of (i) ninety
(90) calendar days after the Closing Date (November 30, 2001) or after the effective date of the registration statement. The number of shares of Common Stock issuable upon the conversion of this Debenture is determined pursuant to paragraph (d) below.

(b) Less than all of the principal amount of this Debenture may be converted into Common Stock if the portion converted is $5,000 or a whole multiple of $5,000 and the provisions of the debenture agreement that apply to the conversion of all of the Debenture shall also apply to the conversion of a portion of it.

(c) In the event all or any portion of this Debenture remains outstanding on the Maturity Date, the unconverted portion of such Debenture will automatically be converted into shares of Common Stock on such date.

(d) Should the Holder exercise his right of conversion, the conversion is the lesser of (i) 120% of the closing bid price (as reported by Bloomberg) on the Closing Date or (ii) 75% of the average of the three (3) lowest closing bid prices (as reported by Bloomberg) during the ten (10) trading days immediately prior to the Conversion Date, each being referred to as the "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.

(e) The Company shall at all times reserve (or make alternative written arrangements for reservation or contribution of shares) and have available all Common Stock necessary to meet conversion of the Debentures by all Holders of the entire amount of Debentures then outstanding. If, at any time Holder submits a Notice of Conversion and the Company does not have sufficient authorized but unissued shares of Common Stock (or alternative shares of Common Stock as may be contributed by Stockholders) available to effect, in full, a conversion of the Debentures (a "Conversion Default", the date of such default being referred to herein as the "Conversion Default Date"), the Company shall issue to the Holder all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted but not converted (the "Unconverted Debentures"), may be deemed null and void upon written notice sent by the Holder to the Company.

(f) If, by the fifth (5th) business day after the Conversion Date of any portion of the Debentures to be converted (the "Delivery Date"), the transfer agent fails for any reason to deliver the Common Stock upon conversion by the Holder and after such Delivery Date, the Holder purchases, in an open market transaction or otherwise, shares of Common Stock (the "Covering Shares") solely in order to make delivery in satisfaction of a sale of Common Stock by the Holder (the "Sold Shares"), which delivery such Holder anticipated to make using the Common Stock issuable upon conversion (a "Buy-In"), the Company shall pay to the Holder, in addition to any other amounts due to Holder pursuant to this Debenture, and not in lieu thereof, the Buy-In Adjustment Amount (as defined below). The "Buy In Adjustment Amount" is the amount equal to the excess, if any, of (x) the Holder's total purchase price (including brokerage commissions, if any) for the Covering Shares over (y) the net proceeds (after brokerage commissions, if any) received by the Holder from the sale of the Sold Shares. The Company shall pay the Buy-In Adjustment Amount to the Holder in immediately available funds within five (5) business days of written demand by the Holder.

(g) The Company shall be entitled to redeem the unconverted portion of the Debentures by giving the Holder at least ten (10) calendar days written notice. If the redemption is to occur after the Holder's right of conversion has vested, the Holder shall be entitled to convert the balance of the Debentures not being converted at anytime prior to the date of redemption. The redemption amount shall be 125% of the principal amount being redeemed, plus an additional 1% for each 30 day period after the 90th calendar day following the Closing Date.

In consideration of Dennis S. Engh, Daniel H. Engh and Thomas F. Harrison, all officers of the Company, ("Pledgors") depositing an aggregate of 12 million shares of their holdings of Common Stock of UTCL pursuant to a Security Agreement, which shares are to serve as security for the Company's performance under this Agreement which provides for the issuance of up to $200,000 in Three-Year, 5%, Convertible Debentures, the Company granted options to each of the Pledgors to purchase, at $0.09 a share, that number of shares of Common Stock of the Company that may be needed to replace any of such Pledgor's 12 million shares that may be sold by the pledgees of the Security Agreement pursuant to its terms..

Note 9- Shares Capiatl

Common stock:

The Company issued 3,258,379 shares of common stock for services amounting $383,738 and prepaid for services amounting $49,500, in the year ended December 31, 2001.

Preferred Stock:

          Effective September 30, 1996, the Company authorized the following transactions:

          (a) Authorization of 10,000,000 shares of preferred Stock at par value of $ 0.001.
          (b) Series A Preferred Stock: The Company issued to the following officers, directors and shareholders in exchange for the cancellation of the debt represented by $ 424,085 in advances, 84,817 shares of Series A Preferred Stock at $ 5.00 a share, which stock is entitled to annual dividends of $0.50 a share payable from the earnings of the Company and cumulative if missed, is non-voting and is preferred over the company's common Stock in the event of the liquidation and dissolution of the Company. The Series A Preferred Stock is neither convertible into common Stock nor redeemable at the option of the holder but is redeemable at the option of the company. Total shares authorized to is 100,000 shares.


                           Amount of                     Number of
                                Debt        Price /      Preferred
Name                       Converted        Share           Shares
-------------------     -------------    ----------     -----------
Thomas F. Harrison       $   255,185      $   5.00         51,037
Dennis S. Engh               168,900      $   5.00         33,780
                        -------------                   -----------
Total                    $   424,085                       84,817
                        =============                   ===========


           (c) Series B Preferred Stock. The Series B Convertible Preferred Stock shall consist of 300 shares (the "Series B Shares"). Upon initial issuance by the Corporation, the price to be paid by a purchaser ("Purchaser") for each Series B Share shall be $1,000.

       1. The Shares shall pay a 6% cumulative dividend, payable in arrears at the time of each conversion, in cash or in common stock of the Corporation, $0.001 par value ("Common Stock"), at the Corporation's option.
       2. The Shares are subject to automatic conversion at the end of five years from the date of issuance at which time all Shares outstanding will be automatically converted based upon the formula set forth in paragraph 3.
       3. The Purchaser shall have the right to convert the Shares, plus accrued but unpaid dividends of six percent (6%) per annum, into Common Stock of the Corporation at the lesser of (a) 80% of the lowest closing bid price, as reported by Bloomberg, LP, for the Corporation's Common Stock during the five trading days immediately preceding the Conversion Date or (b) 120 percent of the closing bid price, as reported by Bloomberg, LP, for the Corporation's Common Stock on the Closing Date. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up or down, as the case may be, to the nearest whole share.
       4. Mandatory Conversion. The Series B Shares are subject to mandatory conversion five years after issuance, at which time all Series B Shares outstanding will be automatically converted, upon the terms set forth in paragraph 3 above ("Mandatory Conversion Date").
       5. The Corporation reserves the right, at its sole option, to call a mandatory redemption of any percentage of the balance on the Series B Shares during the five-year period following the Closing Date. In the event the Corporation exercises such right of redemption, it shall pay each Purchaser, in U.S. currency, 125 percent of the face amount of the Series B Shares to be redeemed, plus accrued but unpaid dividends and liquidated damages, if any.

As on December 31, 2001, the Company has no Series B preferred stock issued or outstanding.

Note 10-  Stock Option

          During the year ended December 31, 2000 the company has adopted a stock option plan, under which options granted may be "employee incentive stock options" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. The Company has not granted any option under the plan, through December 31, 2001.

Note 11- Acquisition of mining lease & commitment

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

No te 12-Going Concern

         The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $3,283,035 for the period from inception (March 1, 1994) to December 31, 2001. The company's total liabilities exceeded its total assets by $871,126 as of December 31, 2001. These factors create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

         The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

Note 13- Subsequent events

    Issuance of shares

         Subsequent to year ended December 31, 2001, the company issued 3,021,548 shares valued for $213,138 in consideration for services received in 2002.

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

                                                             Position Held    Term of
           Person                            Office               Since        Office
----------------------------   --------------------------------   -----        ------
Dennis S. Engh, 60             President and Director             1994          2002

Thomas F. Harrison, 49         Vice President and Director        1994          2002

Daniel H. Engh, 49             Vice President and Director        1994          2002

Darin D. Engh, 29              Secretary, Treasurer and Director  1994          2002

Robert F. Conley, Ph.D., 65    Consultant                         1994          2002


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

ITEM 10.      EXECUTIVE COMPENSATION

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to Dennis S. Engh, the president of the company during 1999, 2000 and 2001:

                                                                    Long Term Compensation
                                                                  --------------------------
                                                  Awards
                                        -------------------------
          Annual Compensation
-------------------------------------                  Securities             Payouts
                                                       Underlying   ------------------------
                        Other Annual    Restricted     Options/     LTIP      All Other
Year   Salary   Bonus   Compensation    Stock Awards   SARS         Payouts   Compensation
----   -------  -----   ------------    ------------   ----------   -------   ------------
2001   $72,000    0           0               0             0          0           0
2000   $72,000    0           0               0             0          0           0
1999   $72,000    0           0               0             0          0           0


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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The table below sets forth as of December 31, 2001 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:

                                                        Shares of
                           Shares of                    Series A
                         Common Stock     Percent    Preferred Stock    Percent
                        --------------    -------    ---------------    -------

Dennis S. Engh             5,363,923       17.2          27,180          32.0

Thomas F. Harrison         4,815,538       15.4          51,037          60.2

Daniel H. Engh             4,736,307       15.1             -              -

Darin D. Engh                970,000        3.1             -              -

Officers and Directors
as a group (4 persons)    15,885,768       50.8          84,817          92.2

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

     On February 27, 2001, we issued 1,687,606 shares of our common stock at $0.10 a share to the following officers, directors and members of the immediate family of officers and directors:


                                                    No. of Shares     Value of
Person               Relationship to the Company        Issued     Consideration
-----------------    ---------------------------    -------------  -------------

Ryan Engh            Son of Daniel H. Engh             10,000        $   1,000

Thomas F. Harrison   Vice President, Chief            465,000           46,500
                     Financial Officer and
                     Director

Dennis S. Engh       President and Director         1,162,606          116,260
                                                    ---------          -------

                                                    1,637,606        $ 163,760

     The nature of the consideration given for the issuance of the shares was executive services provided to the corporation by Mr. Harrison and Mr. Engh and non-executive services performed by Ryan Engh.

     On August 9, 2001, we issued 167,000 shares of our common stock at $0.09 a share to Dorcas Engh, the mother of Dennis Engh and Daniel Engh, respectively the president and vice president of our company and directors of our company. The nature of the consideration given for the issuance of the shares was cancellation of debt owed by the company to Mrs. Engh.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------

3(i)    -       Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1  -       Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)   -       Bylaws of Utah Clay Technology, Inc.*

10      -       2000 Stock Option Plan.*

10.1    -       White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994;
                Addendum to Mining Lease dated March 15, 2000; and Addendum to
                Mining Lease dated March 27, 2000.*

10.2    -       Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10.3    -       Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.4    -       Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5    -       Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the West-
                Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6    -       Agreement between Utah Clay Technology, Inc. and ISG
                Resources, Inc. dated November 30, 1999 and extensions dated
                February 10, 2000 and June 15, 2000.**

10.7    -       Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8    -       Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

*Previously filed with Amendment No. 1 to Form SB-2 Commission file number
 333-34308; incorporated herein.

**Previously filed with Amendment No. 2 to Form SB-2 Commission file number
  333-34308; incorporated herein.

***Previously filed with Form 10-QSB Current Report for the Period Ended
   September 30, 2001 Commission file number 333-34308; incorporated herein.

****Previously filed with Form SB-2, Commission file number 333-76110;
    incorporated herin.

(b)     Reports on Form 8-K

        None

SIGNATURES

        In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 5, 2002                     UTAH CLAY TECHNOLOGY, INC.



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




Date:  March 5, 2002                      /s/ Darin D. Engh
                                          ------------------------
                                          Darin D. Engh, Treasurer,
                                          Secretary and Director



Date:  March 5, 2002                      /s/ Thomas F. Harrison
                                          ------------------------
                                          Thomas F. Harrison, Vice President,
                                          Chief Financial Officer, Principal
                                          Accounting Officer and Director



Date:  March 5, 2002                      /s/ Daniel H. Engh
                                          ------------------------
                                          Daniel H. Engh, Vice President and
                                          Director