Form 10QSB
period 2002-03-31
UTAH CLAY TECHNOLOGY INC
filed 2002-05-20
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2002

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________


                       Utah Clay Technology, Inc.
           (Exact name of registrant as specified in its charter)

       Utah                      333-34308                   87-0520575
    ----------                 -------------               --------------
    (state of             (Commission File Number)          (IRS Employer
  incorporation)                                             I.D. Number)





                           3985 South 2000 East
                         Salt Lake City, UT 84124
                              801-424-0223
           ____________________________________________________
          (Address and telephone number of registrant's principal
            executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No  ___

As of May 17, 2002, there were 31,241,801 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

Item 1.     Financial Statements

                          UTAH CLAY TECHNOLOGY, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEET
                               MARCH 31, 2002
                                 (Unaudited)

                                   ASSETS
                                  --------
     CURRENT ASSETS:
          Cash & cash equivalent                           $          -
                                                           ------------
     PROPERTY AND EQUIPMENT
          Laboratory Equipment                                    2,484
          Machine Design & Configuration                        128,000
                                                           ------------
               Total Properties & Equipment                     130,484

                                                           ------------
                                                           $    130,484
                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                   ---------------------------------------
     CURRENT LIABILITIES:
          Accounts payable                                 $     85,876
          Accrued expenses                                      303,215
          Advances payable-officers and directors               420,428
          Notes payable-related parties                         129,378
          Notes payable                                          49,303
                                                           ------------
               Total current liabilities                        988,200

     CONVERTIBLE DEBENTURE                                      195,000
                                                           ------------
               Total liabilities                              1,183,200

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
            $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding                  85
          Common stock, par value
            $0.001;100,000,000 shares authorized;
               31,241,801 shares issued and outstanding          31,242
          Additional paid-in capital                          2,601,155
          Stock subscription receivable                         (59,880)
          Shares issued for prepaid consulting fees             (33,000)
          Deficit accumulated from inception                 (3,592,318)
                                                           ------------
               Total stockholders' deficit                   (1,052,716)

                                                           ------------
                                                           $    130,484
                                                           ============

The accompanying notes are an integral part of these financial statements.

                                   UTAH CLAY TECHNOLOGY, INC.
                                (An Exploration Stage Company)
                                   STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                          (Unaudited)
                                                                                    Cumulative
                                                                                  From Inception
                                                                                (March 1, 1994) to
                                                    2002            2001           March 31, 2002
                                               --------------  --------------  -------------------
Net revenues                                     $      -        $      -           $      -

Expenses:

Mineral lease rentals                                 18,802          15,150            542,500
General and Administrative                           290,456           4,931          3,048,729

                                               --------------  --------------  -------------------
Loss before income taxes                            (309,258)        (20,081)        (3,591,229)

Income taxes                                              25              25              1,089
                                               -------------   --------------  -------------------

Net Loss                                         $  (309,283)    $   (20,106)       $(3,592,318)
                                               ==============  ==============  ===================

Basic and diluted loss per common share          $    (0.010)    $    (0.001)
                                               ==============  ==============

Basic and diluted weighted average number of
     common shares outstanding                    30,671,064     25,154,574
                                               ==============  ==============

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.










The accompanying notes are an integral part of these financial statements.

                                                     4

                                            UTAH CLAY TECHNOLOGY, INC.
                                          (An Exploration Stage Company)
                                             STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                               From Inception
                                                                                             (March 1, 1994) to
                                                                  2002            2001         March 31, 2002
                                                             -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $   (309,283)   $    (20,106)    $    (3,592,318)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Issuance of common stock for services                    111,193           -               1,182,984
         Decrease (increase) in receivable                            350           -                       0
         Decrease in prepaid expenses                              16,500           -                  16,500
         Increase in accounts payable & accrued expense            96,600           6,920             537,291
                                                             -------------   -------------   ------------------
    Total Adjustments                                             224,643           6,920           1,736,775
                                                             -------------   -------------   ------------------
    Net cash used in operating activities                         (84,640)        (13,186)         (1,855,543)

CASH FLOWS FROM INVESTING ACTIVITIES
         Mining leases                                               -              7,716              17,740
         Machine design & configuration                              -              -                (130,484)
                                                             -------------   -------------   ------------------
    Net cash provided by (used in) investing activities              -              7,716            (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from advances by officers/directors                -              5,470           1,074,463
         Proceeds from notes payable & debenture                       81           -                 373,681
         Issuance of shares                                          -              -                 520,143
                                                             -------------   -------------   ------------------
    Net cash provided by financing activities                          81           5,470           1,968,287

Net decrease in cash & cash equivalents                           (84,559)          -                    -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         84,559           -                    -
                                                             -------------   -------------   ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $       -       $      -         $          -
                                                             =============   =============   ==================


The accompanying notes are an integral part of these financial statements.

                                                         5

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to March 31, 2002, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on March 7, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Note 2 - Recent pronouncements

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements did not materially impact the Company's financial position or results of operations.

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through March 31, 2002, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $3,592,318 for the period from inception (March 1, 1994) to March 31, 2002. The company's total liabilities exceeded its total assets by $1,052,716 as of March 31, 2002. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

Note 5- Convertible Debenture

On November 30, 2001, the Company issued $100,000 worth of 5%, 3-Year Term, Convertible Debentures (the "Debentures") and on December 28, 2001, the Company issued an additional $95,000 worth of the Debentures.

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

(g) The Company shall be entitled to redeem the unconverted portion of the Debentures by giving the Holder at least ten (10) calendar days written notice. If the redemption is to occur after the Holder's right of conversion has vested, the Holder shall be entitled to convert the balance of the Debentures not being converted at anytime prior to the date of redemption. The redemption amount shall be 125% of the principal amount being redeemed, plus and additional 1% for each 30 day period after the 90th calendar day following the Closing Date.

In consideration of Dennis S. Engh, Daniel H. Engh and Thomas F. Harrison, all officers of the Company, ("Pledgers") depositing an aggregate of 12 million shares of their holdings of Common Stock of UTCL pursuant to a Security Agreement, which shares are to serve as security for the Company's performance under this Agreement which provides for the issuance of up to $200,000 in Three-Year, 5%, Convertible Debentures, the Company granted options to each of the Pledgers to purchase, at $0.09 a share, that number of shares of Common Stock of the Company that may be needed to replace any of such Pledger's 12 million shares that may be sold by the pledgees of the Security Agreement pursuant to its terms.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 6- Stockholders' equity

The Company issued 3,021,548 shares of common stock for services amounting $111,193 in the quarter ended March 31, 2002.

Note 7- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2002 presentation.

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


Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number          Description of Exhibit
-------         ----------------------

3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
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

****Previously filed with Form SB-2, Commission file number 333-76110;
    incorporated herein

(b)     Forms 8-K

        None

                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 20, 2002                    Utah Clay Technology, Inc.



                                       By /s/ Dennis Engh
                                          --------------------------
                                          Dennis Engh, President