Form 10QSB
period 2002-06-30
UTAH CLAY TECHNOLOGY INC
filed 2002-08-14
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002

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

As of August 9, 2002, there were 31,241,801 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

Item 1.     Financial Statements

                          UTAH CLAY TECHNOLOGY, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEET
                                June 30, 2002
                                 (Unaudited)

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
                                                           ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                   ---------------------------------------
     CURRENT LIABILITIES:
          Accounts payable                                 $     83,609
          Accrued expenses                                      372,005
          Advances payable-officers and directors               420,428
          Notes payable-related parties                         158,093
          Notes payable                                          48,687
                                                           ------------
               Total current liabilities                      1,082,822

     CONVERTIBLE DEBENTURE                                      195,000
                                                           ------------
               Total liabilities                              1,277,822

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
               $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding                  85
          Common stock, par value
               $0.001;100,000,000 shares authorized;
               31,241,801 shares issued and outstanding          31,242
          Additional paid-in capital                          2,601,155
          Stock subscription receivable                         (59,880)
          Shares issued for prepaid consulting fees             (16,500)
          Deficit accumulated from inception                 (3,703,440)
                                                           ------------
               Total stockholders' deficit                   (1,147,338)

                                                           ------------
                                                           $    130,484
                                                           ============



The accompanying notes are an integral part of these financial statements.

                                        UTAH CLAY TECHNOLOGY, INC.
                                     (An Exploration Stage Company)
                                        STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                   AND CUMULATIVE FROM INCEPTION (MARCH 1, 1994) TO JUNE 30, 2002
                                              (Unaudited)
                                                                                            Cumulative
                                   Three month period            Six month period         from Inception
                                     ended June 30,               ended June 30,          (March 1, 1994)
                                   2002          2001          2002          2001        to June 30, 2002
                                 ----------  -----------   ----------    ------------      ----------
     Net revenues                $      -    $      -      $      -      $        -      $        -

     Expenses:

     Mineral lease rentals           29,080       15,150       47,882          43,462         571,580
     General and administrative      82,017        4,931      372,473         148,542       3,130,746

                                 ----------  -----------   ----------    ------------      ----------
     Loss before income taxes      (111,097)     (20,081)    (420,355)       (192,004)     (3,702,326)

     Income taxes                        25           25           50              50           1,114
                                 ----------  -----------   ----------    ------------      ----------

     Net Loss                    $ (111,122)   $ (20,106)  $ (420,405)   $   (192,054)   $ (3,703,440)
                                 ==========  ===========   ==========    ============      ==========

     Basic and diluted loss
       per common share          $   (0.004)   $  (0.001)  $   (0.014)   $     (0.007)
                                 ==========  ===========   ==========    ============

     Basic and diluted weighted
       average number of
       common shares outstanding  31,241,801  27,570,835    30,958,009     26,662,156
                                 ==========  ===========   ==========    ============


     *Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.










The accompanying notes are an integral part of these financial statements.

                                                     4

                                            UTAH CLAY TECHNOLOGY, INC.
                                          (An Exploration Stage Company)
                                             STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                               From Inception
                                                                                             (March 1, 1994) to
                                                                  2002            2001         June 30, 2002
                                                             -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $   (420,405)   $   (192,054)   $    (3,703,440)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Issuance of common stock for services                    111,193         100,700          1,182,984
         Decrease (increase) in receivable                            350            -                     0
         Decrease in prepaid expenses                              33,000            -                33,000
         Increase in accounts payable & accrued expense           163,123          27,404            603,814
                                                             -------------   -------------   ------------------
    Total Adjustments                                             307,666         128,104          1,819,798
                                                             -------------   -------------   ------------------

    Net cash used in operating activities                        (112,739)       (63,950)        (1,883,642)

CASH FLOWS FROM INVESTING ACTIVITIES
          Mining leases                                              -            15,432             17,740
          Machine design & configuration                             -              -              (130,484)
                                                             -------------   -------------   ------------------
    Net cash provided by (used in) investing activities              -            15,432           (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from advances by officers/directors              -            60,597          1,074,463
           Proceeds from notes payable & debenture                 28,180        (10,855)           401,780
           Issuance of shares                                        -              -               520,143
                                                             -------------   -------------   ------------------
    Net cash provided by financing activities                      28,180         49,742          1,996,386

Net increase (decrease) in cash & cash equivalents                (84,559)         1,224               -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         84,559           -                  -
                                                             -------------   -------------   ------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                      $       -        $    1,224     $         -
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

                                                         5

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to June 30, 2002, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

Issuance of shares for services

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on March 7, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through June 30, 2002, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $3,703,440 for the period from inception (March 1, 1994) to June 30, 2002. The company's total liabilities exceeded its total assets by $1,147,338 as of June 30, 2002. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                   Notes to Unaudited Financial Statements

Note 6- Stockholders' equity

The Company issued 3,021,548 shares of common stock for services amounting $111,193 in the period ended June 30, 2002.

Note 7- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2002 presentation.

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

Date:  August 13, 2002                    Utah Clay Technology, Inc.



                                       By /s/ Dennis Engh
                                          --------------------------
                                          Dennis Engh, President

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Dennis Engh
Dated:  August 13, 2002             -----------------------
                                    Dennis Engh
                                    Chairman and Chief Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc., (the "Company") on Form 10-QSB for the period ended June
30, 2002 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   /s/ Thomas F. Harrison
Dated:  August 13, 2002            ------------------------------
                                   Thomas F. Harrison
                                   Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.