Form 10QSB
period 2002-09-30
UTAH CLAY TECHNOLOGY INC
filed 2002-11-19
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2002

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

As of November 15, 2002, there were 31,380,931 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  _X_

Item 1.          Financial Statements

                                                                    Page
                                                                   ------
   Balance Sheet September 30, 2002 (Unaudited)                      3
   Statements of Operations for the Nine Month Periods Ended
       September 30, 2002 and 2001 (unaudited)                       4
   Statements of Cash Flows for the Nine Month Periods Ended
       September 30, 2002 and 2001 (Unaudited)                       5
   Notes to Unaudited Financial Statements                           6

                        UTAH CLAY TECHNOLOGY, INC.
                      (An Exploration Stage Company)
                             BALANCE SHEET
                          September 30, 2002
                              (Unaudited)

                                ASSETS

     CURRENT ASSETS:
          Cash & cash equivalent                         $     1,832

     PROPERTY AND EQUIPMENT
          Laboratory Equipment                                 2,484
          Machine Design & Configuration                     128,000
                                                         -----------
               Total Properties & Equipment                  130,484

                                                         -----------
                                                         $   132,316
                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
          Accounts payable                               $   103,186
          Accrued expenses                                   395,357
          Advances payable-officers and directors            420,428
          Notes payable-related parties                      214,263
          Notes payable                                       47,415
                                                         -----------
               Total current liabilities                   1,180,649

     CONVERTIBLE DEBENTURE                                   193,000
                                                         -----------
               Total liabilities                           1,373,649
                                                         ===========

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
               $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding               85
          Common stock, par value
               $0.001;100,000,000 shares authorized;
               31,380,931 shares issued and outstanding       31,381
          Additional paid-in capital                       2,603,016
          Stock subscription receivable                     (59,880)
          Deficit accumulated from inception             (3,815,935)
                                                         -----------
               Total stockholders' deficit               (1,241,333)

                                                         -----------
                                                         $   132,316
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                                                  UTAH CLAY TECHNOLOGY, INC.
                                               (An Exploration Stage Company)
                                                  STATEMENTS OF OPERATIONS
                              FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                                        (Unaudited)

                                                                                             Cumulative
                                   Three month period          Nine month period          From Inception
                                   ended September 30,        ended September 30,         (March 1, 1994)
                                   2002          2001          2002          2001     to September 30, 2002
                              -----------  ------------   -----------    -----------    ------------------
Net revenues                  $        -   $        -     $        -     $        -       $          -

Expenses:

Mineral lease rentals              15,295        29,547        63,177         73,009            586,875
General and Administrative         97,175       117,124       469,648        265,666          3,227,921
                              -----------  ------------   -----------    -----------    ------------------
Loss before income taxes        (112,470)     (146,671)     (532,825)      (338,675)        (3,814,796)

Income taxes                          25            25            75             75              1,139
                              -----------  ------------   -----------    -----------    ------------------
Net Loss                        (112,495)     (146,696)   $ (532,900)    $ (338,750)      $ (3,815,935)
                              ===========  ============   ===========    ===========    ==================
Basic and diluted loss
   per common share               (0.004)       (0.005)   $   (0.017)    $   (0.012)
                              ===========  ============   ===========    ===========
Basic and diluted weighted
   average number of common
   shares outstanding          31,312,878    27,973,666    31,077,599     27,212,848
                              ===========  ============   ===========    ===========

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.





The accompanying notes are an integral part of these financial statements.

                                                UTAH CLAY TECHNOLOGY, INC.
                                             (An Exploration Stage Company)
                                                STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                                       (Unaudited)

                                                                                                 Cumulative
                                                                                               From Inception
                                                                                               (March 1, 1994)
                                                                2002            2001       to September 30, 2002
                                                            ------------   -------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                 $  (532,900)   $   (338,750)   $     (3,815,935)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Issuance of common stock for services                      111,193         154,100           1,182,984
      Decrease (increase) in receivable                              350              -                   -
      Decrease in prepaid expenses                                49,500              -               49,500
      Increase in accounts payable & accrued expense             206,052          84,992             646,743
                                                            ------------   -------------   ---------------------
   Total Adjustments                                             367,095         239,092           1,879,227
                                                            ------------   -------------   ---------------------
   Net cash used in operating activities                       (165,805)        (99,658)         (1,936,708)

CASH FLOWS FROM INVESTING ACTIVITIES
      Mining leases                                                   -           15,432              17,740
      Machine design & configuration                                  -               -            (130,484)
                                                            ------------   -------------   ---------------------
   Net cash provided by (used in) investing activities                -           15,432           (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from advances by officers/directors                    -           33,800           1,074,463
      Proceeds from notes payable & debenture                     83,078          50,426             456,678
      Issuance of shares                                              -               -              520,143
                                                            ------------   -------------   ---------------------
   Net cash provided by financing activities                      83,078          84,226           2,051,284

Net decrease in cash & cash equivalents                         (82,727)              -                1,832

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                        84,559              -                   -
                                                            ------------   -------------   ---------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                     $      1,832   $          -        $       1,832
                                                            ============   =============   =====================

The accompanying notes are an integral part of these financial statements.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to September 30, 2002, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2001 and 2000 was filed on March 7, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through September 30, 2002, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $3,815,935 for the period from inception (March 1, 1994) to September 30, 2002. The company's total liabilities exceeded its total assets by $1,241,333 as of September 30, 2002. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

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

During the period ended September 30, 2002, $2,000 of the issued debenture was converted to 139,130 shares of the Company's common stock at the conversion price.

Note 6- Stockholders' equity

The Company issued 3,021,548 shares of common stock for services amounting $111,193 in the nine-month period ended September 30, 2002. In addition, 139,130 shares of common stock were issued for conversion of convertible debenture during the period ended September 30, 2002.

Note 7- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2002 presentation.

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

     Should this determination be favorable for further activities, we will seek the funds to construct a processing facility. The engineering and design work that has been completed thus far indicates that we will need approximately $20 million to construct a processing facility. We will pursue a loan backed by the U.S. Department of Agriculture that would include 80 percent of the construction costs of such a facility. In order to qualify for such a loan, we will have to demonstrate that we have, or will have, 20 percent of the cost of the processing facility, which 20 percent would be approximately $4 million. In an effort to obtain such funds, we entered into the Equity Line of Credit agreement with a New York investment banking firm. Due to the depressed price of our common stock, it has not been prudent for us to require purchases of our stock under the terms of the Equity Line of Credit.

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


Item 3.          Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

Date:  November 19, 2002                    Utah Clay Technology, Inc.


                                              /s/ Dennis Engh
                                          By -----------------------
                                             Dennis Engh, President

                            CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SECTION 1350)

I, Dennis Engh, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Utah Clay Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002               /s/ Dennis Engh
                                       ----------------------------
                                       Dennis Engh
                                       Chief Executive Officer

                             CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SECTION 1350)

I, Thomas F. Harrison, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Utah Clay Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002               /s/ Thomas F. Harrison
                                       ----------------------------
                                       Thomas F. Harrison
                                       Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Dennis Engh
Dated:  November 19, 2002            ----------------------------
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

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Thomas F. Harrison
Dated:  November 19, 2002           -------------------------------
                                    Thomas F. Harrison
                                    Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.