Form 10KSB
period 2002-12-31
UTAH CLAY TECHNOLOGY INC
filed 2003-04-15
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $139,636 computed by reference to the $0.008 average of the bid and asked price of the company's Common Stock on April 14, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 3, 2003: 33,340,250 shares of Common Stock, $0.001 par value.

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

     Oro Blanco. Earth Sciences conducted extensive exploration for molybdenum, uranium, gold and fluorite in the Oro Blanco region of the Wah Wah Mountains in the late 1960s and early 1970s. Earth Sciences drilled 241 core and rotary holes in the area subject to our claims. They found deposits of both kaolin and alunite. This information is outlined in a report by Joseph Shearer, a registered geologist. He was retained by Fire Clay Minerals, Inc., a company controlled by the Engh Family.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was earlier quoted on the OTC Bulletin Board under the stock symbol "UTCL". The high and low bid information for the stock during 2001 and 2002 is set forth below. The information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Calendar
Quarter                 High                    Low
-------                 ----                    ---

2001:
1st Qtr                   *                       *
2nd Qtr                0.5000                   0.1300
3rd Qtr                0.3200                   0.1400
4th Qtr                0.1500                   0.0600

2002:
1st Qtr                0.0600                   0.0160
2nd Qtr                0.0300                   0.0110
3rd Qtr                0.0300                   0.0110
4th Qtr                0.0150                   0.0050
     ____________________

     *     Data is not available for the selected date range.

     During the period from May 3, 2000 to January 16, 2001, our common stock was removed from the Bulletin Board and was quoted only in the "Pink Sheets". Our common stock was once again admitted to quotation privileges on the Bulletin Board on January 17, 2001.

     Holders. There are approximately 141 holders of record of our common stock. There are three holders of record of our Series A Preferred Stock, for which there is no trading market.

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

                                                                                         Dollar Value of
                      No. of                                              Cash           Other Type of
    Date           Shares Sold                Purchasers              Consideration      Consideration
-----------      ----------------     --------------------------    -----------------   -----------------

03-20-00 to
04-03-00(1):

04-03-00              80,000(2)       McKay, Burton & Thurman               -                48,305

04-03-00              10,000(3)       James Groscost                        -                 6,038

03-20-00              10,000(4)       Roger Huber                           -                 3,200

03-20-00              10,000(5)       J. W. Patterson                       -                 3,200

03-20-00             500,000(6)       E. G. Marchi                          -               160,000

03-20-00              60,000(7)       Robert J. Conley                      -                19,200

03-20-00             400,000(8)       Precision Systems
                                      Engineering, Inc.                     -               128,000

03-20-00             100,000(9)       Ron Ostler                            -                25,000

03-20-00            460,000(10)       Investors Advocate                    -               220,000

02-27-01             10,000(11)       Ryan Engh                             -                 1,000

02-27-01            443,773(11)       Thomas J. Kenan                       -                44,380

02-27-01            465,000(11)       Thomas F. Harrison                    -                46,500

02-27-01          1,162,606(11)       Dennis S. Engh                        -               116,260

04-10-01            530,000(12)       Securities Capital
                                      Corporation                           -                53,000

08-09-01            165,000(11)       Thomas J. Kenan                       -                14,850

08-09-01            165,000(13)       Marilyn C. Kenan Trust                -                14,850

08-09-01            100,000(14)       Kenneth Morrison                      -                 9,000

08-09-01            167,000(15)       Dorcas Engh                           -                15,030

01-18-02            321,420(16)       Dutchess Private Equities
                                      Fund, L.P.                            -                22,500

1-18-02           1,285,700(16)       May Davis Group, Inc.                 -                90,000

01-18-02            964,428(16)       Dutchess Advisors, Ltd.               -                67,500

01-18-02            450,000(17)       Joseph B. LaRocco                     -                31,500

08-15-02             69,565(18)       Ralph Glasgal                         -                 1,000

08-15-02             69,565(18)       John S. McNeil                        -                 1,000

12-06-02            121,212(18)       Ralph Glasgal                         -                 1,000

________________________

(1) During this period Utah Clay approached seven creditors of the company, listed below, and offered and sold them restricted common stock in exchange for the cancellation of indebtedness owed to them by the company. Two of the creditors were accredited, and five were non-accredited investors. The sales were made in reliance upon the Rule 506 exemption from registration. All five non-accredited investors were sophisticated persons who had sufficient knowledge and experience in financial and business matters to allow them to evaluate the merits and risks of the investment. The offering materials provided each investor were current and contained what the company believed was all material information about the company required by Rule 502(b)(2) of Regulation D, which information had been prepared for an offering circular used in an unsuccessful Rule 506 offering attempted in December 1999. The financial statements provided were audited statements of 1998 and 1999.

(2) These shares were issued in exchange for legal services provided to Utah Clay during the period of March 1994 to September 1999 and were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The beneficial owner of these shares is William H. Thurman, one of the partners of the law firm and an accredited investor. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(3) These shares were issued in exchange for the cancellation of indebtedness of Utah Clay that arose with regard to ore hauling services provided by a company owned by Mr. Groscost, an accredited investor. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs.

(4) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for services rendered with regard to Utah Clay's mining properties. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. He was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

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

(10) These shares were issued to this non-accredited investor for subscriptions aggregating $220,000 to be paid in cash by December 31, 2000. As of September 30, 2000 Utah Clay had received $155,420 of the subscribed amount and had a subscription receivable of $64,580. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided a copy of an offering circular that had been prepared for an unsuccessful Rule 506 offering conducted in December 1999 as well as financial statements for 1999 and 1998. It was given an opportunity to ask questions of management concerning Utah Clay's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(11) These shares were issued to these persons for personal services provided to the issuer - non-executive services by Ryan Engh, legal services by Thomas J. Kenan, legal counsel to the issuer, and executive services by Thomas Harrison and Dennis Engh, officers and directors of the issuer. They were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(12) These shares were issued in exchange for financial public relations services pursuant to the exemption from registration provided by Regulation D, Rule 506.

(13)     These shares were issued to this person by way of a gift from Thomas
         J. Kenan, legal counsel to the issuer, to his spouse's trust. The shares were issued in lieu of cash payment for Mr. Kenan's legal services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(14) These shares were issued in exchange for Mr. Morrison's facilitating a loan to the issuer by guaranteeing the loan. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(15) These shares were issued to Mrs. Engh in consideration of her cancelling $15,030 of indebtedness of the company to her, which indebtedness represented a loan of money earlier made by her to the company. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(16) These shares were issued in exchange for services rendered as a consultant to an investor in the issuer's Equity Line of Credit. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(17) These shares were issued in exchange for legal services performed in connection with the issuer's Equity Line of Credit and $195,000 worth of 3-year, 5% convertible debentures. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

(18) These shares were issued with regard to the holder's exercise of conversion rights contained in convertible debentures issued in 2001.

ITEM 6.     MANAGEMENT'S PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Plan of Operations for the Next Twelve Months

     During the next twelve months we propose to re-analyze the seven holes that were drilled on the White Mountain property by Buena Vista Mining in 1992. This analysis will cover the brightness, alteration minerals, percent of alteration and color along with other tests. Then, subject to the availability of approximately $500,000, which we hope to obtain from our Equity Line of Credit financing, we will conduct a new drilling program. Our plan provides that holes will be drilled on 200-foot spacing to define the areas of greatest shallow, high brightness kaolinite. The drilling will commence outward from the test pit where a previous hole encountered 136 feet of white kaolin. The next phase of drilling will concentrate on the highest potential areas found in the first holes. The spacing will be 100 feet. The holes will be drilled to 150 feet. The drilling will produce cores. Samples from these cores will be tested for brightness, color, specific gravity, chemical composition and contaminates. The goal of this drilling and analysis of the cores is to establish the presence of mineralized material. We will then combine this information with the requirements of industry standards, prices of marketable kaolin and recovery costs to determine the degree of legal and economic feasibility of further activities.

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

ITEM 7.     FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
Independent Auditors' Report  ...........................................  20

Balance Sheet December 31, 2002  ........................................  21

Statement of Operations Years Ended
December 31, 2002 and 2001  .............................................  22

Statements of Changes in Stockholders' Deficit
From Inception (March 1, 1994) to December 31, 2002
and Cumulative From Inception (March 1, 1994)
to December 31, 2002  ...................................................  23

Statements of Cash Flows Periods Ended December 31,
2002 and 2001, and Cumulative From Inception
(March 1, 1994) to December 31, 2002  ...................................  27

Notes to Financial Statements  ..........................................  29

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Stockholders and Board of Directors
Utah Clay Technology, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Utah Clay Technology, Inc., a Utah Corporation (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 and 2001, and for the period from inception on March 1, 1994 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Clay Technology, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from inception (March 1, 1994) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $4,056,060 and excess of total liabilities over total assets of $1,480,458 on December 31, 2002. These factors as discussed in Note 12 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 8, 2003

                          UTAH CLAY TECHNOLOGY, INC.
                       (An Exploration Stage Company)
                               BALANCE SHEET
                             December 31, 2002


                                  ASSETS
CURRENT ASSETS:
     Cash & Cash Equivalents                                     $        81
                                                                 ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $   117,278
     Accrued expenses                                                467,820
     Advances payable-officers and directors                         422,178
     Notes payable-related parties                                    44,867
     Notes payable                                                   236,396
                                                                 -----------
          Total current liabilities                                1,288,539

CONVERTIBLE DEBENTURE                                                192,000
                                                                 -----------
          Total liabilities                                        1,480,539


COMMITMENT

STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001;10,000,000 shares
          authorized; 84,817 shares issued and outstanding                85
      Common stock, par value $0.001;100,000,000 shares
          authorized; 31,502,143 shares issued and outstanding        31,502
      Additional paid-in capital                                   2,603,895
      Stock subscription receivable                                  (59,880)
      Deficit accumulated from inception                          (4,056,060)
                                                                ------------
          Total stockholders' deficit                             (1,480,458)

                                                                ------------
                                                                $         81
                                                                ============


The accompanying notes are an integral part of these financial statements.

                           UTAH CLAY TECHNOLOGY, INC.
                         (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                Cumulative
                                                              From Inception
                                Year ended December 31,     (March 1, 1994) to
                                   2002          2001        December 31, 2002
                              -----------    ----------    --------------------

Revenues                     $         -    $         -       $           -

Expenses:

Mineral lease rentals             77,868         73,009             601,566
Impairment of assets             130,484              -             130,484
General and Administrative       564,573        644,587           3,322,846
                              -----------    ----------    --------------------
Loss before income taxes        (772,925)      (717,596)         (4,054,896)

Income taxes                         100            272               1,164
                              -----------    ----------    --------------------
Net Loss                     $  (773,025)   $  (717,868)      $  (4,056,060)
                              ===========    ==========    ====================
Basic and diluted loss
 per common share            $    (0.025)   $    (0.026)
                              ===========    ==========
Basic and diluted weighted
 average number of common
 shares outstanding*          31,162,689     27,466,769
                              ===========    ==========

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.



















 The accompanying notes are an integral part of these financial statements.

                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2002


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



                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2002


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



                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2002


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



                                                        UTAH CLAY TECHNOLOGY, INC.
                                                      (An exploration stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2002


                           Preferred Stock      Common Stock                                   Deficit
                          -----------------  -------------------    Additional     Stock      accumulated   Prepaid
                          Number of          Number of               Paid-In    Subscription     from      Consulting
                           Shares    Amount    Shares     Amount     Capital     Receivable    inception      Fees       Total
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 2001    84,817  $   85  26,220,253  $  28,220  $2,492,984  $   (59,880)  $(3,283,035) $ (49,500)  $ (871,126)

Share issued for service          -       -   3,021,548      3,022     108,171        -             -           -         111,193

Share issued for
conversion of debenture           -       -     260,342        260       2,740        -             -           -           3,000

Amortization of consulting
fees                              -       -           -          -           -        -             -         49,500       49,500

Net loss for the year ended
 December 31, 2002                -       -           -          -           -        -          (773,025)      -        (773,025)
                          ---------  ------  ----------  ---------  ----------  ------------  -----------  ----------  ----------
Balance December 31, 2002  $ 84,817  $   85 $29,502,143  $  31,502  $2,603,895      (59,880)  $(4,056,060) $    -     $(1,480,458)
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



                                        Utah Clay Technology, Inc.
                                     (An Exploration Stage Company)
                                        STATEMENTS OF CASH FLOWS



                                                                                         Cumulative
                                                                                       from inception
                                                     Year ended December 31,         (March 1, 1994) to
                                                       2002          2001             December 31, 2002
                                                  -------------   ------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $   (773,025)   $  (717,868)       $     (4,056,060)
     Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
          Issuance of common stock for services        111,193        433,238               1,232,484
          Amortization of shares issued for
          prepaid expense                               49,500        (49,500)                      0
          Impairment of assets                         130,484           -                    130,484
          Decrease in receivable                           350           -                       -
          Increase in accounts payable
          & accrued expenses                           297,607        198,389                 738,298
                                                  -------------   ------------     ----------------------
          Total Adjustments                            589,134        582,127               2,101,266
                                                  -------------   ------------     ----------------------
     Net cash used in operating activities            (183,891)      (135,741)             (1,954,794)
                                                  -------------   ------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Decrease in mining leases                       -            15,432                  17,740
          Machine design & configuration                  -              -                   (130,484)
                                                  -------------   ------------     ----------------------
     Net cash provided by (used in)
     investing activities                                 -            15,432                (112,744)
                                                  -------------   ------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loans from
          officers/directors                            12,817          9,750               1,087,280
          Proceeds from notes payable
          & debentures                                  86,596        195,118                 460,196
          Issuance of shares                              -              -                    520,143
                                                  -------------   ------------     ----------------------
      Net cash provided by financing activities         99,413        204,868               2,067,619
                                                  -------------   ------------     ----------------------
      Net Increase (decrease) in
      cash & cash equivalents                          (84,478)        84,559                      81

CASH & CASH EQUIVALENTS, BEGINNING BALANCE              84,559           -                       -
                                                  -------------   ------------     ----------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $         81    $    84,559          $           81
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

                                                   27

                                        Utah Clay Technology, Inc.
                                     (An Exploration Stage Company)
                                   STATEMENTS OF CASH FLOWS (CONTINUE)


                                                                                         Cumulative
                                                                                       from inception
                                                     Year ended December 31,         (March 1, 1994) to
                                                       2002          2001             December 31, 2002
                                                  -------------   ------------     ----------------------
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for:

   Interest                                       $       2,241   $        902     $      13,350
                                                  =============   ============     ======================

   Income tax                                     $        -      $        272     $       1,222
                                                  =============   ============     ======================

Non-cash investing and financing activities:

   Issuance of common stock for
   service & prepaid services                     $     111,193   $    433,238     $   1,332,484
                                                  =============   ============     ======================

   Issuance of preferred stock for debt           $        -      $       -        $     424,085
                                                  =============   ============     ======================

   Issuance of common stock for acquisition
   of mining rights                               $        -      $       -        $      17,740
                                                  =============   ============     ======================

   Issuance of common stock against
   cancellation of debt, advances
   and accrued expenses                           $       3,000   $       -        $     830,235
                                                  =============   ============     ======================

   Subscription receivable                        $        -      $       -        $     130,000
                                                  =============   ============     ======================












The accompanying notes are an integral part of these financial statements.

                                                        28

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

Equipment and mining properties

Equipment is recorded at cost. The Company has adopted the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. Equipment was acquired and set up in late, 1997. No depreciation expense has been recorded for these assets as the company did not use any of its equipment and mining properties. The Company evaluated the value of these assets and wrote off entire $130,484 as impairment of assets during the year ended December 31, 2002.

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

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements

disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

Note 2 - Income taxes

Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes required by the State of Utah). Differences between income tax benefits computed at the federal statutory rate and reported income taxes for 2002 and 2001 are primarily attributable to the valuation allowance for net operating losses (NOL). The net operating losses carryforward will expire from year 2014 through 2022.

The net deferred tax (benefit) due to NOL carried forward, as of December 31, 2002 and 2001, consisted of the following:


                                                  2002            2001
                                                  ----            ----
Deferred tax asset                         $    851,478    $    616,023
Deferred tax asset valuation allowance         (851,478)       (616,023)
                                           -------------   -------------
      Balance as of December 31            $          -    $          -
                                           =============   =============

Note 3 - An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. The company expenses all exploration costs as incurred. Operating losses have been incurred through December 31, 2002, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements

The realization of the costs of proven mining properties and related deferred expenses is dependent upon sales of kaolin on a commercial basis from the reserves of ore bodies. For the period from inception (March 1, 1994) to December 31, 2002, the Company had no revenues. To commence operations, the Company's management believes significant additional equity and debt financing will be required.

Note 5 - Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2002, consist of the following:


    Lease rentals payable                    $           78,631
    Consulting fees                                      40,043
    Legal fees                                           39,808
    Salaries Payable                                    218,700
    Interest payable                                    130,941
    Miscellaneous                                        76,975
                                             ------------------
                                             $          585,098
                                             ==================


Note 6 - Advances payable - Officers & Directors

Advances payable represents amount payable to officers or directors of the company in lieu of their services or for advances made to the company. In 1998, the company issued common stock against a portion of advances outstanding. The advances payable to officers and directors are unsecured, interest free and due on demand.

Following is a summary of Advances payable to officers and directors of the company, as of December 31, 2002 and 2001:


Balance as of December 31, 2000                        $    410,678
Advances from officers and directors during 2001              9,750
                                                       ------------
Balance as of December 31, 2001                        $    420,428
Advances from officers and directors during 2002              1,750
                                                       ------------
Balance as of December 31, 2002                        $    422,178
                                                       ============

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements

Note 7 - Notes payable - related parties and others

Notes payable as of December 31, 2002 comprised of following:


Note payable-Bank, bearing an interest rate of 2 %
over prime rate (6.25% on 12/31/02) and due January 25, 2006.       $     14,867
Notes payable to others, bearing an interest rate
of 10% per annum, unsecured and due on demand                             30,000
                                                                    ------------
                     Notes payable - others                               44,867
                                                                    ------------

Note payable to an affiliated company, unsecured,
interest free and due on demand.                                          18,878
Note payable to an affiliated company, unsecured,
bearing interest rate of 5% and due on demand.
Interest expense was $1,828 for year 2002.                                34,436
Notes payable to individuals related to officers of the
company, bearing an interest rate of 10% per annum,
unsecured and due on demand. Interest expense was
$4,970 for each year.                                                     49,700
Note payable to an officer of the company, unsecured,
interest free and due on demand                                          133,382
                                                                    ------------
                     Notes payable - related parties                     236,396
                                                                    ------------
                     Total Notes payable                            $    281,263
                                                                    ============

Due to the Company's financial conditions and its relation with the bank, the note payable to the bank has been classified as a current liability.

Note 8 - Convertible Debenture

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

In consideration of Dennis S. Engh, Daniel H. Engh and Thomas F. Harrison, all officers of the Company, ("Pledgors") depositing an aggregate of 12 million shares of their holdings of Common Stock of UTCL pursuant to a Security Agreement, which shares are to serve as security for the Company's performance under this Agreement which provides for the issuance of up to $200,000 in Three-Year, 5%, Convertible Debentures, the Company granted options to each of the Pledgors to purchase, at $0.09 a share, that number of shares of Common Stock of the Company that may be needed to replace any of such Pledgors' 12 million shares that may be sold by the pledgees of the Security Agreement pursuant to its terms..

The Company recorded an expense of $48,750 for the beneficial conversion feature in the year ended December 31, 2002.

During the year ended December 31, 2002, $3,000 of the issued debenture was converted to 260,342 shares of the Company's common stock at the conversion price.

Note 9- Shares Capital

Common stock:

During the year ended December 31, 2002, 3,021,548 shares of the Company's common stock were issued for services amounting $111,193. In addition, during the year ended December 31, 2002, $3,000 of the issued debenture was converted to 260,342 shares of the Company's common stock at the conversion price.

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

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements


                        Amount of                 Number of
                             Debt      Price/     Preferred
Name                    Converted       Share        Shares
-------------------   ------------   ---------   -----------
Thomas F. Harrison    $   255,185     $ 5.00        51,037
Dennis S. Engh            168,900     $ 5.00        33,780
                      ------------               -----------
Total                 $   424,085                   84,817
                      ============               ===========

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

As on December 31, 2002, the Company has no Series B preferred stock issued or outstanding.

                      Utah Clay Technology, Inc.
                   (An Exploration Stage Company)
                Notes to Audited Financial Statements

Note 10 - Stock Option

During the year ended December 31, 2000 the company has adopted a stock option plan, under which options granted may be "employee incentive stock options" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. The Company has not granted any option under the plan, through December 31, 2002.

Note 11 - Acquisition of mining lease & commitment

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

Note 12 - Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $4,056,060 for the period from inception (March 1, 1994) to December 31, 2002. The company's total liabilities exceeded its total assets by $1,480,458 as of December 31, 2002. These factors create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

Note 13- Subsequent events

Issuance of shares

Subsequent to year ended December 31, 2002, the Company issued 1,000,000 shares valued for $10,000 in consideration for services received in 2003. In addition, $4,000 of the issued debenture was converted to 838,107 shares of the Company's common stock at the conversion price.

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

                                                             Position Held    Term of
           Person                            Office               Since        Office
----------------------------   --------------------------------   -----        ------
Dennis S. Engh, 61             President and Director             1994          2003

Thomas F. Harrison, 50         Vice President and Director        1994          2003

Daniel H. Engh, 50             Vice President and Director        1994          2003

Darin D. Engh, 30              Secretary, Treasurer and
                               Director                           1994          2003

Robert F. Conley, Ph.D., 66    Consultant                         1994          2003


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

Significant Consultants and Other Personnel.

     Robert F. Conley, Ph.D. Dr. Conley acts as a consultant to the company. He received a bachelor of science degree in chemistry, a masters of science degree in electro-chemistry and a doctor of philosophy degree in inorganic chemistry and mineralogy, all from Indiana University. He was employed for four years at the Indiana Geological Survey in evaluating industrial minerals and development technologies. Then, he joined the Georgia Kaolin Company and was in charge of research into high technology processes, electrochemical studies, and research into a variety of new products. At the request of the Engineering Conference, he developed a series of lectures on the mechanics and chemistry of delamination grinding. He continues to give annual seminars in the U.S. and in Europe on this topic.

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

ITEM 10.     EXECUTIVE COMPENSATION

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to Dennis S. Engh, the president of the company during 2000, 2001 and 2002:

                                                                    Long Term Compensation
                                                                  --------------------------
                                                  Awards
                                        -------------------------
          Annual Compensation
-------------------------------------                  Securities             Payouts
                                                       Underlying   ------------------------
                        Other Annual    Restricted     Options/     LTIP      All Other
Year   Salary   Bonus   Compensation    Stock Awards   SARS         Payouts   Compensation
----   -------  -----   ------------    ------------   ----------   -------   ------------
2002   $72,000    0           0               0             0          0           0
2001   $72,000    0           0               0             0          0           0
2000   $72,000    0           0               0             0          0           0


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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The table below sets forth as of December 31, 2002 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:
[Update]

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     On February 27, 2001, we issued 1,687,606 shares of our common stock at $0.10 a share to the following officers, directors and members of the immediate family of officers and directors:

                                                                 No. of
                                                                 Shares          Value of
         Person           Relationship to the Company            Issued        Consideration
-----------------------   ------------------------------------   ---------  -------------------
Ryan Engh                 Son of Daniel H. Engh                     10,000     $    1,000

Thomas F. Harrison        Vice President, Chief Financial
                          Officer and Director                     465,000         46,500

Dennis S. Engh            President and Director                 1,162,606        116,260
                                                                 ---------  -------------------
                                                                 1,637,606     $  163,760


     The nature of the consideration given for the issuance of the shares was executive services provided to the corporation by Mr. Harrison and Mr. Engh and non-executive services performed by Ryan Engh.

     On August 9, 2001, we issued 167,000 shares of our common stock at $0.09 a share to Dorcas Engh, the mother of Dennis Engh and Daniel Engh, respectively the president and vice president of our company and directors of our company. The nature of the consideration given for the issuance of the shares was cancellation of debt owed by the company to Mrs. Engh. [Update for 2002]

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

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

(b)     Reports on Form 8-K

     None

ITEM 14.     CONTROLS AND PROCEDURES

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

Date:  April 15, 2003                    UTAH CLAY TECHNOLOGY, INC.



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



Date:  April 15, 2003                    /s/ Darin D. Engh
                                         -------------------------
                                         Darin D. Engh, Treasurer,
                                         Secretary and Director



Date:  April 15, 2003                    /s/ Thomas F. Harrison
                                         -------------------------
                                         Thomas F. Harrison, Vice President,
                                         Chief Financial Officer, Principal
                                         Accounting Officer and Director



Date:  April 15, 2003                    /s/ Daniel H. Engh
                                         -------------------------
                                         Daniel H. Engh, Vice
                                         President and Director

                          CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)

I, Dennis S. Engh, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Utah Clay Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 15, 2003                    /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chief Executive Officer

                          CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)

I, Thomas F. Harrison, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Utah Clay Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003                    /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Utah Clay Technology, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, Dennis S. Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April 15, 2003                   /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chairman and Chief Executive
                                         Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Utah Clay Technology, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April 15, 2003                   /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.