Form 10QSB
period 2003-03-31
UTAH CLAY TECHNOLOGY INC
filed 2003-05-21
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2003

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

As of May __, 2003, there were _________ shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

Item 1.     Financial Statements



                                                                    Page
                                                                   ------
   Balance Sheet March 31, 2003 (Unaudited)                          3
   Statements of Operations for the Three Month Periods Ended
       March 31, 2003 and 2002 (unaudited)                           4
   Statements of Cash Flows for the Three Month Periods Ended
       March 31, 2003 and 2002 (unaudited)                           5
   Notes to Unaudited Financial Statements                           6

                        UTAH CLAY TECHNOLOGY, INC.
                      (An Exploration Stage Company)
                             BALANCE SHEET
                            March 31, 2003
                              (Unaudited)

                                ASSETS

     CURRENT ASSETS:
          Cash & cash equivalent                         $       -
                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
          Accounts payable                               $   119,414
          Accrued expenses                                   529,484
          Advances payable-officers and directors            422,178
          Notes payable                                       43,802
          Notes payable-related parties                      257,997
                                                         -----------
               Total current liabilities                   1,372,875

     CONVERTIBLE DEBENTURE                                   188,000
                                                         -----------
               Total liabilities                           1,560,875

     COMMITMENT

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
               $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding               85
          Common stock, par value
               $0.001;100,000,000 shares authorized;
               33,340,250 shares issued and outstanding       33,340
          Additional paid-in capital                       2,616,057
          Stock subscription receivable                     (59,880)
          Deficit accumulated from inception             (4,150,477)
                                                         -----------
               Total stockholders' deficit               (1,560,875)

                                                         -----------
                                                         $       -
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                                                  UTAH CLAY TECHNOLOGY, INC.
                                               (An Exploration Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                                        (Unaudited)

                                                                                    Cumulative
                                                                                  From Inception
                                                                                (March 1, 1994) to
                                                    2003            2002           March 31, 2003
                                               --------------  --------------  -------------------
Net revenues                                     $      -        $      -           $      -

Expenses:

Mineral lease rentals                                 14,691          18,802            616,257
Impairment of assets                                                                    130,484
General and Administrative                            79,701         290,456          3,402,547

                                               --------------  --------------  -------------------
Loss before income taxes                             (94,392)       (309,258)        (4,149,288)

Income taxes                                              25              25              1,189
                                               -------------   --------------  -------------------

Net Loss                                         $   (94,417)    $  (309,283)       $(4,150,477)
                                               ==============  ==============  ===================

Basic and diluted loss per common share          $    (0.003)    $    (0.010)
                                               ==============  ==============

Basic and diluted weighted average number of
     common shares outstanding                    32,034,209      30,671,064
                                               ==============  ==============

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.





The accompanying notes are an integral part of these financial statements.

                                            UTAH CLAY TECHNOLOGY, INC.
                                          (An Exploration Stage Company)
                                             STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                               From Inception
                                                                                             (March 1, 1994) to
                                                                  2003            2002         March 31, 2003
                                                             -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $    (94,417)   $   (309,283)    $    (4,150,477)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Issuance of common stock for services                     10,000         111,193           1,192,984
         Amortization of shares issued for prepaid expense           -              -                  49,500
         Impairment of assets                                        -              -                 130,484
         Decrease in receivable                                      -                350                -
         Decrease in prepaid expenses                                -             16,500                -
         Increase in accounts payable & accrued expense            63,800          96,600             802,098
                                                             -------------   -------------   ------------------
    Total Adjustments                                              73,800         224,643           2,175,066
                                                             -------------   -------------   ------------------
    Net cash used in operating activities                         (20,617)        (84,640)         (1,975,411)
                                                             -------------   -------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Mining leases                                               -              -                  17,740
         Machine design & configuration                              -              -                (130,484)
                                                             -------------   -------------   ------------------
    Net cash used in investing activities                            -              -                (112,744)
                                                             -------------   -------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from advances by officers/directors                -              -               1,087,280
         Proceeds from notes payable & debenture                  20,536               81             480,732
         Issuance of shares                                          -              -                 520,143
                                                             -------------   -------------   ------------------
    Net cash provided by financing activities                     20,536               81           2,088,155
                                                             -------------   -------------   ------------------

Net decrease in cash & cash equivalents                              (81)         (84,559)               -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            81           84,559                -
                                                             -------------   -------------   ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $       -       $      -         $          -
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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to March 31, 2003, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Note 2 - Recent pronouncements

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through March 31, 2003, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $4,150,477 for the period from inception (March 1, 1994) to March 31, 2003. The company's total liabilities exceeded its total assets by $1,560,875 as of March 31, 2003. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

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

During the period ended March 31, 2003, $4,000 of the issued debenture was converted to 838,107 shares of the Company's common stock at the conversion price.

Note 6- Stockholders' equity

The Company issued 1,000,000 shares of common stock for services amounting $10,000 in the period ended March 31, 2003. In addition, 838,107 shares of common stock were issued for conversion of convertible debenture during the period ended March 31, 2003.

Note 7- Subsequent events

Subsequent to March 31, 2003, the Company issued 555,555 shares of common stock for conversion of debentures amounting $2,500.

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Subsequent to March 31, 2003, the Company issued 161,330,732 shares of common stock in settlement of debts amounting $1,548,775 payable to shareholders or Officers of the Company.

Note 8- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2003 presentation.

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

     Should this determination be favorable for further activities, we will seek the funds to construct a processing facility. The engineering and design work that has been completed thus far indicates that we will need approximately $38 million to construct a processing facility. We will pursue a loan backed by the U.S. Department of Agriculture that would include 80 percent of the construction costs of such a facility. In order to qualify for such a loan, we will have to demonstrate that we have, or will have, 20 percent of the cost of the processing facility, which 20 percent would be approximately $7.6 million. In an effort to obtain such funds, we entered into the Equity Line of Credit agreement with a New York investment banking firm. Due to the depressed price of our common stock, it has not been prudent for us to require purchases of our stock under the terms of the Equity Line of Credit.

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

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number          Description of Exhibit
-------         -----------------------

3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

99        -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1      -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 20, 2003                       Utah Clay Technology, Inc.


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



Date:  May 20, 2003                      /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chief Executive Officer

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


Date:  May 20, 2003                      /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer

                          Utah Clay Technology, Inc.
                        Commission File No. 333-34308

                 Index to Exhibits to Form 10-QSB 03-31-03


	The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number          Description of Exhibit
-------         -----------------------

3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

99        -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1      -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Dennis Engh
Dated:  May 20, 2003                 ----------------------------
                                     Dennis Engh
                                     Chairman and Chief Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.



















                                                                     Exhibit 99
                                                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Thomas F. Harrison
Dated:  May 20, 2003                -------------------------------
                                    Thomas F. Harrison
                                    Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.




















                                                                   Exhibit 99.1
                                                               Page 1 of 1 Page