Form 10QSB/A
period 2003-03-31
UTAH CLAY TECHNOLOGY INC
filed 2003-05-27
CIK 1028070

FULLER, TUBB, POMEROY & STOKES
                          A PROFESSIONAL CORPORATION
                               ATTORNEYS AT LAW
                    201 ROBERT S. KERR AVENUE, SUITE 1000
                           OKLAHOMA CITY, OK 73102
G. M. FULLER (1920-1999)                                  TELEPHONE 405-235-2575
JERRY TUBB                                                FACSIMILE 405-232-8384
DAVID POMEROY
TERRY STOKES
     _____

OF COUNSEL:
MICHAEL A. BICKFORD
THOMAS J. KENAN
ROLAND TAGUE
BRADLEY D. AVEY
                                          May 21, 2003




John Reynolds, Assistant Director
Office of Small Business
Division of Corporation Finance
Securities and Exchange Commission
450 Fifth Street, N.W., Mail Stop 0304
Washington, D.C.   20549-0304

ATTENTION ROGER SCHWALL OR SUSAN MINN

      Re:   Utah Clay Technology, Inc.
            Form 10-QSB for the quarterly period ended 03-31-03, Amendment No. 1 Commission File #333-34308

Dear Mr. Reynolds:

     Utah Clay Technology, Inc. is filing its Amendment No. 1 to Form 10-QSB 03-31-03 for the sole purpose of adding the total number of issued and outstanding shares to the cover page. This information was not available at the time of filing.

     If you have any questions concerning this filing, please contact Thomas J. Kenan at telephone number 405-235-2575, fax number 405-232-8384 or e-mail at kenan@ftpslaw.com.

                                         Sincerely,

                                         /s/ Thomas J. Kenan

                                         Thomas J. Kenan
                                         e-mail: kenan@ftpslaw.com
Enclosures

cc:     Dennis S. Engh
        Thomas F. Harrison
        Hamid Kabani, C.P.A.

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         AMENDMENT NO. 1 FORM 10-QSB

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

As of May 20, 2003, there were 195,226,537 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Date:  May 21, 2003                       Utah Clay Technology, Inc.


                                              /s/ Dennis Engh
                                          By -----------------------
                                             Dennis Engh, President

                          CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)

I, Dennis S. Engh, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Amendment No. 1 to Form 10-QSB of Utah Clay Technology, Inc.;

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



Date:  May 21, 2003                      /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chief Executive Officer

                          CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)

I, Thomas F. Harrison, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Amendment No. 1 to Form 10-QSB of Utah Clay Technology, Inc.;

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


Date:  May 21, 2003                      /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer

                          Utah Clay Technology, Inc.
                        Commission File No. 333-34308

                            Index to Exhibits to
                  Amendment No. 1 to Form 10-QSB 03-31-03


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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Dennis Engh
Dated:  May 21, 2003                 ----------------------------
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



















                                                                     Exhibit 99
                                                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Thomas F. Harrison
Dated:  May 21, 2003                -------------------------------
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