Form 10QSB
period 2003-06-30
UTAH CLAY TECHNOLOGY INC
filed 2003-08-20
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2003

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

As of August 18, 2003, there were 198,668,524 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

Item 1.     Financial Statements



                                                                    Page
                                                                   ------
   Balance Sheet June 30, 2003 (Unaudited)                           3
   Statements of Operations for the Three Month
       Periods Ended June 30, 2003 and 2002 (Unaudited)              4
   Statements of Cash Flows for the Six Month Periods Ended
       June 30, 2003 and 2002 (Unaudited)                            5
   Notes to Unaudited Financial Statements                           6

                        UTAH CLAY TECHNOLOGY, INC.
                      (An Exploration Stage Company)
                             BALANCE SHEET
                             June 30, 2003
                              (Unaudited)

                                ASSETS

     CURRENT ASSETS:
          Cash & cash equivalent                         $       -
                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
          Accounts payable & accrued expenses            $   483,625
          Notes payable-related parties                       18,878
          Notes payable                                       22,705
                                                         -----------
               Total current liabilities                     525,208

     CONVERTIBLE DEBENTURE                                   179,826
                                                         -----------
               Total liabilities                             705,034

     COMMITMENT

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
               $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding               85
          Common stock, par value
               $0.001;100,000,000 shares authorized;
               31,241,801 shares issued and outstanding      196,974
          Additional paid-in capital                       4,088,751
          Stock subscription receivable                     (59,880)
          Deficit accumulated from inception             (4,930,964)
                                                         -----------
               Total stockholders' deficit                 (705,034)

                                                         -----------
                                                         $       -
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                                                  UTAH CLAY TECHNOLOGY, INC.
                                               (An Exploration Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                AND CUMULATIVE FROM INCEPTION (MARCH 1, 1994) TO JUNE 30, 2003
                                                        (Unaudited)

                                                                                                                  Cumulative
                                                    Three month period               Six month period           From Inception
                                                      ended June 30,                   ended June 30,         (March 1, 1994) to
                                                    2003            2002            2003            2002         June 30, 2003
                                               --------------  --------------  --------------  --------------  -------------------
Net revenues                                     $      -        $      -        $       -        $       -       $       -

Expenses:

Mineral lease rentals                                 29,410          29,080          44,101          47,882           645,667
Loss on settlement of debt                           661,530            -            661,530              -            661,530
Impairment of assets                                    -               -                -                -            130,484
General and Administrative                            89,522          82,017         169,223         372,473         3,492,069

                                               --------------  --------------  --------------  --------------  -------------------
Loss before income taxes                            (780,462)       (111,097)       (874,854)       (420,355)       (4,929,750)

Income taxes                                              25              25              50              50             1,214
                                               --------------  --------------  --------------  --------------  -------------------

Net Loss                                         $  (780,487)    $  (111,122)    $  (874,904)    $  (420,405)    $  (4,930,964)
                                               ==============  ==============  ==============  ==============  ===================

Basic and diluted loss per common share          $    (0.007)    $    (0.004)    $    (0.012)    $    (0.014)
                                               ==============  ==============  ==============  ==============

Basic and diluted weighted average number of
     common shares outstanding                   117,335,703      31,241,801      74,920,596      30,958,009
                                               ==============  ==============  ==============  ==============

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.





The accompanying notes are an integral part of these financial statements.

                                            UTAH CLAY TECHNOLOGY, INC.
                                          (An Exploration Stage Company)
                                             STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                               From Inception
                                                                                             (March 1, 1994) to
                                                                  2003            2002         June 30, 2003
                                                             -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $   (874,904)   $   (420,405)    $    (4,930,964)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Issuance of common stock for services                     10,000         111,193           1,242,484
         Loss on settlement of debt                               661,530           -                 661,530
         Decrease (increase) in receivable                           -                350                -
         Decrease in prepaid expenses                                -             33,000                -
         Impairment of assets                                        -              -                 130,484
         Increase in accounts payable & accrued expense           182,757         163,123             921,055
                                                             -------------   -------------   ------------------
    Total Adjustments                                             854,287         307,666           2,955,553
                                                             -------------   -------------   ------------------
    Net cash used in operating activities                         (20,617)       (112,739)         (1,975,411)
                                                             -------------   -------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Mining leases                                               -              -                  17,740
         Machine design & configuration                              -              -                (130,484)
                                                             -------------   -------------   ------------------
    Net cash used in investing activities                            -              -                (112,744)
                                                             -------------   -------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from advances by officers/directors                -              -               1,087,280
         Proceeds from notes payable & debenture                  20,536           28,180             480,732
         Issuance of shares                                          -              -                 520,143
                                                             -------------   -------------   ------------------
    Net cash provided by financing activities                     20,536           28,180           2,088,155
                                                             -------------   -------------   ------------------

Net decrease in cash & cash equivalents                              (81)         (84,559)               -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            81           84,559                -
                                                             -------------   -------------   ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $       -       $      -         $          -
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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to June 30, 2003, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and
(2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies,

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through June 30, 2003, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $4,930,964 for the period from inception (March 1, 1994) to June 30, 2003. The company's total liabilities exceeded its total assets by $705,034 as of June 30, 2003. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.


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

During the three month period ended March 31, 2003, $4,000 of the issued debenture was converted to 838,107 shares of the Company's common stock at the conversion price.

During the three month period ended June 30, 2003, $8,174 of the issued debenture was converted to 2,302,092 shares of the Company's common stock, valued at $23,021 resulting in a loss of $14,847 on conversion.

Note 6- Stockholders' equity

The Company issued 1,000,000 shares of common stock for services amounting $10,000 in the period ended March 31, 2003. In addition, 838,107 shares of common stock were issued for conversion of convertible debenture during the three month period ended March 31, 2003.

The Company issued 161,330,731 shares of common stock amounting $1,613,307 in exchange of debt due to officers, shareholders and the related parties of the officers of the Company, amounting $966,624 in the three month period ended June 30, 2003, resulting in a loss of $646,683. In addition, 2,302,092 shares of common stock were issued for conversion of convertible debenture during the three month period ended June 30, 2003.

Note 7- Subsequent events

Subsequent to June 30, 2003, the Company issued 1,695,450 shares of common stock for conversion of debentures amounting $16,578.

Note 8- Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the six month period ended June 30, 2003 and 2002.

The Cash flow statement for the six month period ended June 30, 2003 does not include non-cash conversion of debt amounting $978,798 with the issuance of common stock valued at $1,640,328, resulting in a loss of $661,530 on settlement of debt.

Note 9- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2003 presentation.

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

Plan of Operations for the Next Twelve Months

     On July 23, 2003, at a special meeting of stockholders, the stockholders approved, by a 99.2 percent majority vote of the shares represented at the meeting, a reorganization proposal regarding our company and T S Electronics Corp., a Delaware corporation whose business activities are in China. Also approved was a sale of the company's Kaolin mining and development business to the four directors of the company.

     The proposed reorganization and sale of our kaolin business were abandoned. A condition to the transactions was the elimination of all debt of the company, and we were unable to raise the funds needed to redeem $185,000 worth of outstanding convertible debentures of the company.

     We will continue to attempt to execute this same strategy for our shareholders with a different company, but one that has not yet been identified and subject to our raising the approximately $250,000 required to redeem the convertible debentures.

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

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number          Description of Exhibit
-------         -----------------------

3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

31        -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1      -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        -     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1      -     Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

Date:  August 19, 2003                    Utah Clay Technology, Inc.


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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 19, 2003         /s/ Dennis Engh
                              ----------------------------
                              Dennis Engh
                              Chief Executive Officer

                                                                     Exhibit 31
                                                               Page 1 of 1 Page

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 19, 2003
                              /s/ Thomas F. Harrison
                              ----------------------------
                              Thomas F. Harrison
                              Chief Financial Officer

                                                                   Exhibit 31.1
                                                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 19, 2003

                                         /s/ Dennis Engh
                                         ---------------------------
                                         Dennis Engh
                                         Chairman and
                                         Chief Executive Officer

                                                                     Exhibit 32
                                                               Page 1 of 1 Page

     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.

                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 19, 2003
                                        /s/ Thomas F. Harrison
                                        ----------------------------
                                        Thomas F. Harrison
                                        Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.


                                                                   Exhibit 32.1
                                                               Page 1 of 1 Page