Form 10KSB/A
period 2000-12-31
UTAH CLAY TECHNOLOGY INC
filed 2003-10-02
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                       AMENDMENT NO. 1 TO FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Title of each class: None.

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

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------

3(i)    -       Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(ii)   -       Bylaws of Utah Clay Technology, Inc.*

5.1     -       Opinion of Thomas J. Kenan on the legality of the securities being registered.**

9       -       2000 Stock Option Plan.*

10      -       White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994;
                Addendum to Mining Lease dated March 15, 2000; and Addendum to
                Mining Lease dated March 27, 2000.*

10.1    -       Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 2   -       Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.3    -       Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4    -       Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the West-
                Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5    -       Agreement between Utah Clay Technology, Inc. and ISG
                Resources, Inc. dated November 30, 1999 and extensions dated
                February 10, 2000 and June 15, 2000.**

10.6    -       Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.7    -       Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

23.4    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.***

23.5    -       Consent of Thomas J. Kenan, to the reference to him as an
                attorney who has passed upon certain information contained in the Registration Statement.***

23.6    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.

31      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

Date:  September 18, 2003           UTAH CLAY TECHNOLOGY, INC.



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




Date:  September 18, 2003                 /s/ Darin D. Engh
                                          ------------------------
                                          Darin D. Engh, Treasurer,
                                          Secretary and Director



Date:  September 18, 2003                 /s/ Thomas F. Harrison
                                          ------------------------
                                          Thomas F. Harrison, Vice President,
                                          Chief Financial Officer, Principal
                                          Accounting Officer and Director



Date:  September 18, 2003                 /s/ Daniel H. Engh
                                          ------------------------
                                          Daniel H. Engh, Vice President and
                                          Director

                          Utah Clay Technology, Inc.
                          Commission File 333-34308


                       Exhibits to Amendment No. 1 to
                            Form 10-KSB 12-31-00



        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------

3(i)    -       Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(ii)   -       Bylaws of Utah Clay Technology, Inc.*

5.1     -       Opinion of Thomas J. Kenan on the legality of the securities being registered.**

9       -       2000 Stock Option Plan.*

10      -       White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994;
                Addendum to Mining Lease dated March 15, 2000; and Addendum to
                Mining Lease dated March 27, 2000.*

10.1    -       Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 2   -       Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.3    -       Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.4    -       Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the West-
                Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5    -       Agreement between Utah Clay Technology, Inc. and ISG
                Resources, Inc. dated November 30, 1999 and extensions dated
                February 10, 2000 and June 15, 2000.**

10.6    -       Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.7    -       Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

23.4    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.***

23.5    -       Consent of Thomas J. Kenan, to the reference to him as an
                attorney who has passed upon certain information contained in the Registration Statement.***

23.6    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.

31      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Amendment No. 1 to Form SB-2 Commission file number
 333-34308; incorporated herein.

**Previously filed with Amendment No. 2 to Form SB-2 Commission file number
  333-34308; incorporated herein.

***Previously filed with Amendment No. 4 to Form SB-2 Commission file number
   333-34308; incorporated herein.

                          KABANI & COMPANY, INC.
                      Certified Public Accountants
                      8700 Warner Avenue, Suite 200
                    Fountain Valley, California 92708
                         Telephone 714-849-1543
                            Fax 714-596-0303
                       e-mail:  hamid@kabanico.com









                    CONSENT OF INDEPENDENT AUDITORS

     We consent to the use of our report dated April 3, 2001, with respect to the financial statements of Utah Clay Technology, Inc. included in an Amendment No. 1 to Form 10-KSB-Annual Report for the year ended December 31, 2000.



                              /s/ Kabani & Company, Inc.

                              Kabani & Company, Inc.

Fountain Valley, California
September 18, 2003


                                                                   Exhibit 23.6
                                                               Page 1 of 1 Page

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



Date:  September 18, 2003                /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chief Executive Officer

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


Date:  September 18, 2003                /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer

                                                                   Exhibit 31.1
                                                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Utah Clay Technology, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000 (the "Report"), I, Dennis S. Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  September 18, 2003               /s/ Dennis S. Engh
                                         ----------------------------
                                         Dennis S. Engh
                                         Chairman and Chief Executive
                                         Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.





















                                                                     Exhibit 32
				                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Utah Clay Technology, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  September 18, 2003               /s/ Thomas F. Harrison
                                         ----------------------------
                                         Thomas F. Harrison
                                         Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.




















                                                                   Exhibit 32.1
				                               Page 1 of 1 Page