Form 10KSB/A
period 2002-12-31
UTAH CLAY TECHNOLOGY INC
filed 2003-10-02
CIK 1028070

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

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------
3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

23.8    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.

31      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
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



Date:  September 18, 2003                /s/ Daniel H. Engh
                                         -------------------------
                                         Daniel H. Engh, Vice
                                         President and Director

                          Utah Clay Technology, Inc.
                          Commission File 333-34308


                       Exhibits to Amendment No. 1 to
                            Form 10-KSB 12-31-02


     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description of Exhibit
----------      ----------------------------
3(i)      -     Articles of Incorporation of Utah Clay Technology, Inc. and
                amendments thereto.*

3(i).1    -     Amended Articles of Incorporation of Utah Clay Technology,
                Inc.***

3(ii)     -     Bylaws of Utah Clay Technology, Inc.*

10        -     2000 Stock Option Plan.*

10.1      -     White Mountain mining lease, consisting of Amendment Agreement of November 9, 1992; Mining Lease dated March 1, 1994; Addendum to Mining Lease dated March 15, 2000; and Addendum to Mining
                Lease dated March 27, 2000.*

10.2      -     Oro Blanco mining lease, consisting of Mining Lease dated
                December 31, 1999.*

10. 3     -     Kimberly claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September
                30, 1996, to which is attached an unexecuted Mining Lease;
                Addendum to Engh-Kaolin of the West Option to Enter Into
                Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah Clay Option to Enter Into Mining Lease dated
                March 27, 2000.*

10.4      -     Koosharem claims: Mining Lease Agreement (Fullmer-Engh), dated
                June 19, 1993; Addendum to Fullmer-Engh Mining Lease, dated
                March 15, 2000; Option (Engh-Kaolin of the West)to Enter Into
                Mining Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.5      -     Topaz claims: Mining Lease Agreement (Fullmer-Engh), dated June
                19, 1993; Addendum to Fullmer-Engh Mining Lease, dated March
                15, 2000; Option (Engh-Kaolin of the West)to Enter Into Mining
                Lease, dated September 30, 1996; Option (Kaolin of the
                West-Utah Clay) to Enter Into Mining Lease, dated September 30,
                1996, to which is attached an unexecuted Mining Lease; Addendum to Engh-Kaolin of the West Option to Enter Into Mining Lease, dated March 27, 2000; and Addendum to Kaolin of the West-Utah
                Clay Option to Enter Into Mining Lease dated March 27, 2000.*

10.6      -     Agreement between Utah Clay Technology, Inc. and ISG Resources,
                Inc. dated November 30, 1999 and extensions dated February 10,
                2000 and June 15, 2000.**

10.7      -     Agreements between Utah Clay Technology, Inc. and Precision
                System Engineering dated June 14, 1999 and November 16, 1999.**

10.8      -     Small Miner's Permit for White Mountain lease issued by Bureau of Land Management and Utah State Division of Oil, Gas and
                Mining.**

10.9      -     Subscription Agreement of November 30, 2001 between Utah Clay
                Technology, Inc. and the Purchasers of $200,000 of Convertible
                Debentures of Utah Clay Technology, Inc.****

10.10     -     Form of Debenture of the convertible debentures described in
                Exhibit 10.9.****

10.11     -     Security Agreement (Stock Pledge) of November 30, 2001 between
                Dennis S. Engh, Daniel Engh, Thomas Harrison (as Pledgors) and the Purchasers of the convertible debentures described in
                Exhibit 10.9.****

10.12     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Purchasers of the convertible debentures described in Exhibit 10.9.****

10.13     -     Investment Agreement (Equity Line Financing) of November 30,
                2001 between Utah Clay Technology, Inc. and the Investors bound by the equity line financing.****

10.14     -     Registration Rights Agreement of November 30, 2001 between Utah
                Clay Technology, Inc. and the Investors described in Exhibit
                10.13.****

10.15     -     Escrow Agreement of November 30, 2001 among First Union
                National Bank of New York, New York; Utah Clay Technology,
                Inc.; and May Davis Group, Inc.****

23.8    -       Consent of Kabani & Company, Certified Public Accountants,
                independent auditors of the Registrant.

31      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
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









                    CONSENT OF INDEPENDENT AUDITORS

     We consent to the use of our report dated April 8, 2003, with respect to the financial statements of Utah Clay Technology, Inc. included in an Amendment No. 1 to Form 10-KSB-Annual Report for the year ended December 31, 2002.



                              /s/ Kabani & Company, Inc.

                              Kabani & Company, Inc.

Fountain Valley, California
September 18, 2003


                                                                   Exhibit 23.8
                                                               Page 1 of 1 Page

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