Form 10QSB
period 2003-09-30
UTAH CLAY TECHNOLOGY INC
filed 2003-11-20
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2003

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

As of November 18, 2003, there were 198,668,524 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

Item 1.     Financial Statements



                                                                    Page
                                                                   ------
   Balance Sheet September 30, 2003 (Unaudited)                      3
   Statements of Operations for the Three Month and Nine Month
       Periods Ended September 30, 2003 and 2002 (Unaudited)         4
   Statements of Cash Flows for the Nine Month Periods Ended
       September 30, 2003 and 2002 (Unaudited)                       5
   Notes to Unaudited Financial Statements                           6

                        UTAH CLAY TECHNOLOGY, INC.
                      (An Exploration Stage Company)
                             BALANCE SHEET
                          September 30, 2003
                              (Unaudited)

                                ASSETS

     CURRENT ASSETS:
          Cash & cash equivalent                         $     3,597
                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
          Accounts payable & accrued expenses            $   538,011
          Notes payable-related parties                       18,878
          Notes payable                                       41,665
                                                         -----------
               Total current liabilities                     598,554

     CONVERTIBLE DEBENTURE                                   163,248
                                                         -----------
               Total liabilities                             761,802

     COMMITMENT

     STOCKHOLDERS' DEFICIT
          Preferred stock, par value
               $0.001;10,000,000 shares authorized;
               84,817 shares issued and outstanding               85
          Common stock, par value
               $0.001;100,000,000 shares authorized;
               198,668,524 shares issued and outstanding     198,669
          Additional paid-in capital                       4,148,239
          Stock subscription receivable                      (59,880)
          Deficit accumulated from inception              (5,045,318)
                                                         -----------
               Total stockholders' deficit                  (758,205)

                                                         -----------
                                                         $     3,597
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                                                 UTAH CLAY TECHNOLOGY, INC.
                                               (An Exploration Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             AND CUMULATIVE FROM INCEPTION (MARCH 1, 1994) TO SEPTEMBER 30, 2003
                                                        (Unaudited)

                                                                                                                  Cumulative
                                                    Three month period               Six month period           From Inception
                                                    ended September 30,             ended September 30,        (March 1, 1994) to
                                                    2003            2002            2003            2002       September 30, 2003
                                               --------------  --------------  --------------  --------------  -------------------
Net revenues                                     $      -        $      -        $       -        $       -       $       -

Expenses:

Mineral lease rentals                                 14,691          15,295          58,792          63,177           660,358
Loss on settlement of debt                            44,605            -            706,135              -            706,135
Impairment of assets                                    -               -                -                -            130,484
General and Administrative                            55,033          97,175         224,256         469,648         3,547,102

                                               --------------  --------------  --------------  --------------  -------------------
Loss before income taxes                            (114,329)       (112,470)       (989,183)       (532,825)       (5,044,079)

Income taxes                                              25              25              75              75             1,239
                                               --------------  --------------  --------------  --------------  -------------------

Net Loss                                         $  (114,354)    $  (112,495)    $  (989,258)    $  (532,900)    $  (5,045,318)
                                               ==============  ==============  ==============  ==============  ===================

Basic and diluted loss per common share          $    (0.001)    $    (0.004)    $    (0.008)    $    (0.017)
                                               ==============  ==============  ==============  ==============

Basic and diluted weighted average number of
     common shares outstanding                   198,263,090      31,312,878     116,486,565      31,077,599
                                               ==============  ==============  ==============  ==============

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.





The accompanying notes are an integral part of these financial statements.

                                            UTAH CLAY TECHNOLOGY, INC.
                                          (An Exploration Stage Company)
                                             STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                               From Inception
                                                                                             (March 1, 1994) to
                                                                  2003            2002       September 30, 2003
                                                             -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $   (989,258)   $   (532,900)    $    (5,045,318)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Issuance of common stock for services                     10,000         111,193           1,192,984
         Loss on settlement of debt                               706,135           -                 706,135
         Decrease in receivable                                      -                350                -
         Decrease in prepaid expenses                                -             49,500              49,500
         Impairment of assets                                        -              -                 130,484
         Increase in accounts payable & accrued expense           236,012         206,052             974,310
                                                             -------------   -------------   ------------------
    Total Adjustments                                             952,147         367,095           3,053,413
                                                             -------------   -------------   ------------------
    Net cash used in operating activities                         (37,111)       (165,805)         (1,991,905)
                                                             -------------   -------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Mining leases                                               -              -                  17,740
         Machine design & configuration                              -              -                (130,484)
                                                             -------------   -------------   ------------------
    Net cash used in investing activities                            -              -                (112,744)
                                                             -------------   -------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from advances by officers/directors                -              -               1,087,280
         Proceeds from notes payable & debenture                  40,627           83,078             500,823
         Issuance of shares                                          -              -                 520,143
                                                             -------------   -------------   ------------------
    Net cash provided by financing activities                     40,627           83,078           2,108,246
                                                             -------------   -------------   ------------------

Net increase (decrease) in cash & cash equivalents                 3,516          (82,727)              3,597

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            81           84,559                -
                                                             -------------   -------------   ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $     3,597     $      1,832     $         3,597
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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Note 1- Organization and basis of presentation

Organization and nature of operations

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to September 30, 2003, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

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

                          Utah Clay Technology, Inc.
                        (An Exploration Stage Company)
                    Notes to Unaudited Financial Statements

Basis of preparation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the two years ended December 31, 2002 and 2001 were filed on April 15, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Note 2 - Recent pronouncements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and
(2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

Note 3- An exploration stage company

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. Operating losses have been incurred through September 30, 2003, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

Note 4- Going Concern

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $5,045,318 for the period from inception (March 1, 1994) to September 30, 2003. The company's total liabilities exceeded its total assets by $758,205 as of September 30, 2003. These factors, as well as the uncertain conditions that the company faces in its day-to-day operations, create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.


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

During the three month period ended September 30, 2003, $16,578 of the issued debenture was converted to 1,695,450 shares of the Company's common stock, valued at $61,183 resulting in a loss of $44,605 on conversion.

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

The Company issued 1,695,450 shares of common stock amounting to $61,183 for conversion of convertible debentures amounting to $16,578 during the three months period ended September 30, 2003, resulting in a loss of $ 44,605.

Note 7- Subsequent events

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the nine month period ended September 30, 2003 and 2002.

The Cash flow statement for the nine month period ended September 30, 2003 does not include non-cash conversion of debt amounting $995,376 with the issuance of common stock valued at $1,701,511, resulting in a loss of $706,135 on settlement of debt.

Note 8- Reclassification

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2003 presentation.

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

Date:  November 19, 2003                Utah Clay Technology, Inc.


                                              /s/ Dennis Engh
                                          By -----------------------
                                             Dennis Engh, President

                          Utah Clay Technology, Inc.
                        Commission File No. 333-34308

                 Index to Exhibits to Form 10-QSB 09-30-03


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



Date:  November 19, 2003
                              /s/ Dennis Engh
                              ----------------------------
                              Dennis Engh
                              Chief Executive Officer

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

Date:  November 19, 2003
                              /s/ Thomas F. Harrison
                              ----------------------------
                              Thomas F. Harrison
                              Chief Financial Officer

                                                                   Exhibit 31.1
                                                               Page 1 of 1 Page

                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"), I, Dennis Engh, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 19, 2003

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

                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Utah Clay Technology, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"), I, Thomas F. Harrison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 19, 2003
                                        /s/ Thomas F. Harrison
                                        ----------------------------
                                        Thomas F. Harrison
                                        Chief Financial Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.


                                                                   Exhibit 32.1
                                                               Page 1 of 1 Page