Form 10-K
period 2003-12-31
NEWAVE INC
filed 2004-04-14
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_]  TRANSITION REPORT UNDER  SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934


                       COMMISSION  FILE  NUMBER  333-30914
                               ------------------
                                  NEWAVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         UTAH                                         87-0520575
(State  or  Other  Jurisdiction  of               (I.R.S.  Employer
Incorporation  or  Organization)                     Identification
                                                         Number)

                           404 EAST 1ST STREET, #1345
                              LONG BEACH, CA 90802
          (Address and telephone number of principal executive offices)

                               ------------------
                                 (562) 983-5331
                                -----------------
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Exchange Act

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act

                    Common Stock, $0.001 par value per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [X]    No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The  Issuer  had  no  revenues  for  the  fiscal  year  ended December 31, 2003.

As of March 31, 2004, the Issuer had 10,800,000 shares of common stock outstanding.

As of March 31, 2004 the aggregate market value of the Issuer's common stock held by non-affiliates was approximately $2,240,000 (calculated based on 500,000 non-affiliate shares outstanding at the closing price of $4.48).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]




                                  NEWAVE, INC.
                                     10-KSB
                                TABLE OF CONTENTS



PART  I               PAGE  NO.

ITEM  1     DESCRIPTION  OF  BUSINESS                                          2
ITEM  2     DESCRIPTION  OF  PROPERTY                                          6
ITEM  3     LEGAL  PROCEEDINGS                                                 6
ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS           7

PART  II
ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS      7
ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             CONDITION  AND  RESULTS  OF  OPERATION                            7
ITEM  7     FINANCIAL  STATEMENTS                                             13
ITEM  8     CHANGES  IN  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                       24
ITEM  8A     CONTROLS  AND  PROCEDURES                                        24

PART  III
ITEM  9      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT         24
ITEM  10     EXECUTIVE  COMPENSATION                                          26
ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS                  26
ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               27
ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K                            30
ITEM  14     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                       31

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

On December 23, 2004 we changed our name to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We did not generate any revenues in the fiscal year ending December 2003.

Through our wholly-owned subsidiary, Onlinesupplier.com, we offer a comprehensive line of products and services at wholesale prices through our online club membership. Additionally, our technology allows both large complex organizations and small stand-alone businesses to create, manage, and maintain effective website solutions for eCommerce. Onlinesupplier.com's web address is www.onlinesupplier.com.
----------------------

Our integrated suite of electronic commerce products enables individuals and businesses to conduct electronic commerce over the Internet at affordable price levels. Our products integrate transaction processing, accounting and financial systems, customer relationship management, advertising, merchant processing and a wide array of wholesale products. Our suite of products is accessed by our customers through our online club membership. Through our membership program, we charge our members a monthly fee for unlimited access to our products and services.

Our  website  offers  wholesale  merchandise  in  categories  such  as:

-     Consumer  Electronics
-     Home,  garden  and  outdoor  living  products
-     Kitchenware  and  housewares
-     Sports  and  Outdoor  Equipment
-     Automobile  Accessories
-     Tools  and  hardware
-     Jewelry
-     Travel  Accessories

Furthermore, our online membership program provides the following services and capabilities:

-     Automated  Webstore  Generation  and  Customization
-     Merchant  Processing  Capabilities
-     Domain  Name  Registration
-     Online  Training  Modules


We are a publicly traded company, which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "NWAV."

The address of our principal executive office is 404 East 1st Street, #1345, Long Beach, California 90802. Our telephone number is (562) 983-5331. Our website address is www.newave-inc.com. Information contained on our website
                      ------------------
does not constitute part of this report and our address should not be used as a hyperlink to our website.



HISTORY

We incorporated in the State of Utah on March 1, 1994 as Utah Clay Technology, Inc. From our formation until January 15, 2004, our business plan included:

(1)  locating  kaolin  deposits  in  Utah;
(2)  obtaining  the  legal  rights  to  these  deposits;
(3)  conducting  exploratory  operations;
(4)  testing  the  extracted  minerals  in  the  laboratory;  and
(5) selling samples of the processed form of our kaolin to a commercial company for market evaluation.

Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we have had no revenues since our inception. On January 15, 2004, we abandoned the business plan for Utah Clay Technologies, Inc. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, Utah Clay Technologies, Inc. changed its name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. NeWave, Inc. owns and operates an online membership club that offers a comprehensive line of products and services at wholesale prices through its membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

INDUSTRY  BACKGROUND

eCommerce  Industry

Online shopping has established itself as a large and rapidly growing channel for consumers and merchants to buy and sell goods and services. According to Jupiter Research in October 2003, the U.S. online buyer population, which consisted of 49 million individuals in 2000, grew to an estimated 97 million in 2003, and is expected to grow to more than 150 million in 2008. The value of U.S. online retail sales, which was $42 billion in 2000, grew to an estimated $96 billion in 2003, and is expected to grow to $230 billion in 2008, or 10% of all U.S. retail sales, according to Forrester Research. Researching products online has become the most popular online activity after email and search, with 62% of online users surveyed using the Internet to research purchases, as reported by Jupiter Research in June 2003. Jupiter also estimated in October 2003 that 15% of all U.S. retail sales were influenced by online research in 2003, and that this figure will grow to 29% by 2008.

We  believe  that  the  key  forces  driving  the growth of online shopping are:
Convenience, selection, savings. The Internet offers around-the-clock access to millions of products and thousands of stores, unlike in-store shopping. It contains shopping information from a wide variety of sources, including merchant websites, manufacturer websites and other online content providers. Consumers utilize this convenience, selection and information to save time and money. Increased broadband penetration. Consumers with broadband connections are at least 50% more likely to complete an online purchase than those with narrowband connections, according to comScore Networks research. Jupiter Research estimated in January 2003 that U.S. households with broadband connections will increase from 22 million in 2003 to 46 million in 2008.

U.S. online retail sales are expected to reach $65 billion in 2004, and will continue to grow by a compound annual growth rate of 17 percent through 2008 to top $117 billion, according to a report issued last week from Jupiter Research, (a division of Jupitermedia Corp.).

We believe that individuals and businesses desire an integrated package that is inexpensive, comprehensive and easily navigable. We believe current electronic commerce applications in the market do not include complete functionality such as webstore generation, merchant processing capabilities, customer management, online training modules, domain name registration and an array of wholesale products. Accordingly, we believe there is a large demand for a complete electronic commerce product for individuals and businesses and that demand is not being currently met by any provider of electronic commerce products.

OUR  WEBSITE,  PRODUCTS  AND  SERVICES

Our membership-based website provides our customers access to an array of various products and services designed to create or enhance their shopping experience and to promote our customers own ecommerce solution. Our members pay a monthly subscription fee, which allows them unlimited access to our product and service offerings.

Our  website  offers  wholesale  merchandise  in  such  categories  as:

-     Consumer  Electronics
-     Home,  garden  and  outdoor  living  products
-     Kitchenware  and  housewares
-     Sports  and  Outdoor  Equipment
-     Automobile  Accessories
-     Tools  and  hardware
-     Jewelry
-     Travel  Accessories

Furthermore, our online membership program provides the following services and capabilities:

-     Automated  Webstore  Generation  and  Customization
-     Merchant  Processing  Capabilities
-     Domain  Name  Registration
-     Online  Training  Modules  (that  includes  online  auction  training)

We generate revenues from the monthly membership fees and product sales via our website.

STRATEGIC  RELATIONSHIPS  AND  ALLIANCES

In order to provide the above-listed products and services we have entered into the following strategic relationships or alliances:
- Voiceglo: this relationship allows us to offer voice-over-the-internet telephone services to our customers
- Impact Processing: allows us to offer merchant processing capabilities so that our members can process online sales through their websites
- Webcreators: allows us to offer the website generation so that our members can build, design and create their own webstores.
-     Locate  Plus:  allows us to offer background check service to our members.

CUSTOMERS

As of April, 9, 2004, we have approximately 40,000 members. We believe our business is attractive to a large consumer base because or technology allows individuals, large complex organizations and small stand-alone businesses alike to create, manage, and maintain effective website solutions for eCommerce.

SALES  AND  MARKETING

Sales: We currently employ 70 telephone sales representatives that assist customers with making and processing orders. In addition, we employ 23 customer service representatives that address any issues that may arise while a customer is utilizing a product or service.

Marketing: We primarily market our products throughout the United States. We advertise and market our products in industry magazines and local and regional news publications. By working with independent sales agents, we have been able to expand our reach to customers nationwide that are looking for our products. In addition, our online marketing campaign has significantly expanded our marketing effort that has decreased our marketing costs.

We have recently signed TV game show host and celebrity personality Bob Eubanks to a personal services contract. Through his company Luminary Ventures, Mr. Eubanks will perform promotional and business development services us and our wholly-owned subsidiary Onlinesupplier.com.

SUPPLIERS

Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. However, no vendor accounts for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.


COMPETITION

The environment for our products and services is intensely competitive. Our current and potential competitors include:

(1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing, such as, Wal-Mart Stores, Target Corporation, Kmart Corporation, Costco Wholesale Corporation, Sam's Club, BJ's Wholesale Club, Inc., and Best Buy,Inc.;

(2) other online eCommerce sites such as, Amazon, Sam's Club Online, Wal-Mart.com USA, LLC;

(3) a number of indirect competitors, including media companies, Web portals, and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers, such as, Yahoo, AOL and Google; and

(4) companies that provide eCommerce services, including website developers and third-party fulfillment and customer-service providers, such as, Yahoo, Go-Daddy, MSN, Network Solutions, Register.com, and Buydomains.

We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers' overall trust in the entire experience in transactions with us or facilitated by us on behalf of third-party sellers. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools and the speed of performance for our services. As the market segments in which we operate continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.


INTELLECTUAL  PROPERTY

We have initiated application process for the registration of our trademarks, service marks, domain names, and copyrights in the U.S. and internationally. If our application process is successful and we are able to obtain our trademarks and service marks they will become an important part of our business and critical to our success.

We regard copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

     We also may not be able to acquire or maintain appropriate domain names in all countries in which we intend to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

     Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

     Third parties that may license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing eCommerce services to other businesses and individuals under commercial agreements.


TECHNOLOGY

Using a combination of our own proprietary technologies and commercially available, licensed technologies, we have implemented numerous features that simplify and improve the customer shopping experience, enable third parties to generate customized eCommerce solutions on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate.

SEASONALITY

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

OPERATIONS

Customer Service Center: We sublease approximately 5,837 sq/ft of office space in Goleta California, which houses our customer service center. This space accommodates our sales force as well. As of April 9, 2004 we employee 70 telephone sales representatives to process customer orders through our inbound call center.

Warehousing and Shipping: Additionally, we lease approximately 2,200 sq/ft which serves as our product warehouse and shipping center. When sales are processed in our inbound call center the orders are processed, fulfilled and shipped from our warehouse. Shipments are made via UPS signature guarantee.

3rd Party Suppliers: Some of the products we have listed on our website are fulfilled and shipped by 3rd party suppliers. In addition, some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our eCommerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.


EMPLOYEES

As of April 9, 2004, we employed 121 employees, including customer service representatives, telephone sales representatives, and administrative and management personnel. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. As we grow, we will be required to hire additional employees to service our customer demand.

REGULATORY  RESTRICTIONS  ON  OUR  BUSINESS

Other  Regulatory  Matters
--------------------------
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and eCommerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and eCommerce. Unfavorable resolution of these issues may harm our business.

Specifically, our inbound telephone center is regulated by the Federal Trade Commission and Federal Communication Commission. Furthermore, some of our merchant, advertising and marketing efforts are regulated by the same organizations and statutes, such as, the CAN-SPAM Act, Online Protection Act of 2003, the Fair and Accurate Credit Transaction Act of 2003, California Financial Information Privacy Act, California Civil Code Section 1798.82 requiring businesses to notify customers if an unauthorized person may have obtained access to their personal information and California Civil Code Section 1798.83 requiring disclosure of sharing for marketing purposes.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business' financial condition and results of operations.


ITEM  2.  DESCRIPTION  OF  PROPERTY

The address of our principal executive office is 404 East 1st Street, #1345, Long Beach, CA 90802. We also lease two additional spaces. We sublease approximately 5,837 sq/ft of office space in Goleta California, which houses our customer service center and administration offices. The lease is month to month and the base rent is $7,879.95/month plus expenses estimated at $0.26 per square foot and plus pro rata share of utilities payable monthly in advance on the first day of each calendar month of the term of this sublease. Additionally, we lease approximately 2,200 sq/ft which serves as our product warehouse. The lease is month to month and the rent is $2,340/month.

ITEM  3.  LEGAL  PROCEDINGS

On  February  20,  2004  we  filed  a lawsuit in Superior Court, County of Santa
Barbara, Anacapa division against Paydirt, L.P., a Utah limited partnership, alleging usury, unfair business practices and unfair competition pursuant to loan agreements we entered into with Paydirt, L.P. in September and November 2003. The parties to the lawsuit are in dispute whether NeWave, Inc. currently owes Paydirt, L.P. the sum of $225,829. On April 5, 2004, the defendants, Paydirt, L.P., filed a notice of and motion to dismiss action under Federal Rules of Procedure Rule 12(b). Furthermore, we believe that the defendant, Paydirt, L.P. will counter sue us in the state of Utah to enforce the terms of the loan agreement. This case is in the early stages of litigation and we can not predict the outcome. If we receive an unfavorable ruling in this case and the potential countersuit, there is a possibility of a material adverse impact of money damages on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 23, 2003, by written consent to corporate action taken without a meeting by the holders of a majority of the outstanding shares of common stock, our shareholders effectuated the following actions:

- The consolidation the outstanding share of common stock to 500,000 shares at the time, or immediately before the closing of Agreement and Plan or Reorganization between us and NeWave, Inc.

-    An  amendment  to  change  our  name  to  NeWave,  Inc.

On the date of the written consent there were 198,668,524 shares of common stock issued and outstanding. There were 159,929,547 shares voted in favor of the two resolution or 80.5% of the issued and outstanding shares of common stock. No other shares were voted in the written consent.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2003, as reported by the Bloomberg Financial Network, are as follows:




2003 FISCAL YEAR           HIGH BID          LOW BID
First Quarter                $0.02            $ 0.01
Second Quarter               $0.02            $ 0.01
Third Quarter                $0.07            $ 0.01
Fourth Quarter               $0.04            $ 0.01
2002 FISCAL YEAR
First Quarter                $0.60            $0.016
Second Quarter               $0.35            $ 0.15
Third Quarter                $5.35            $ 0.80
Fourth Quarter               $3.50            $ 3.10


SHAREHOLDERS

As of March 28, 2004, there were approximately 209 holders of record of our common stock.

DIVIDEND  POLICY

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our "Risk Factor" section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


OVERVIEW

We have a limited operating history and as of January 15, 2004 conduct business through our wholly-owned subsidiary, Onlinesupplier.com which offers a comprehensive line of products and services at wholesale prices through its online club membership. Additionally, our technology allows individuals, large complex organizations and small stand-alone businesses alike to create, manage, and maintain effective website solutions for eCommerce.

On January 15, 2004, we discontinued its business focusing on exploration, mining, production and marketing of specialty Kaolin. To that end, the entire former management team and board of directors' team resigned and we employed a new management team and appointed a new board of directors.


CRITICAL  ACCOUNTING  POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, the provision for uncollectible accounts receivable, property and equipment, advertising and issuance of shares for service.

Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from installations, cabling and networking contacts are recognized when the contracts are completed. The completed-contract method is used because the contracts are short-term in duration or we are unable to make reasonably dependable estimates of the costs of the contracts. Our revenue recognition policy for sale of network products is in compliance with Staff Accounting Bulletin (SAB) 101.
Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.

We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the declining balance method over the estimated useful lives of the assets at five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

We  expense  advertising  costs  as  incurred.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2003, reflect a net loss of $872,317. Although these conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we believe we could continue operating for the next twelve months without additional capital based on the cash flow generated from our acquisition of NeWave, Inc.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO TWELVE MONTH PERIODS ENDED DECEMBER 31, 2002

NET  REVENUES

We had no revenues for the year ended December 31, 2003, nor did we have revenues for the year ended December 31, 2002.

OPERATING  EXPENSES

Operating Expenses for the year ended December 31, 2003 were $872,317 compared to $773,025 for the year ended December 31, 2002 due to the issuance of shares of common stock recorded as $172,164 for service, conversion of debentures, note settlements, and accrued expenses. In 2003 we had a loss on settlement of debts of $445,463 as compared to zero for 2002 and an increase of accounts payable and accrued expenses of $337,891 as compared to $297,607. Also in 2003 we issued
$20,417  as  compared  to  $111,193  in  issuances of common stock for services.

NET  LOSS

Net Loss for the year ended December 31, 2003 was ($872,317) compared to ($773,025) for the year ended December 31, 2002 due to increased General, Administrative and Selling Expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002.

BASIC  AND  DILUTED  LOSS  PER  SHARE

Our basic and diluted loss for the year ended December 31, 2003 was ($2.49) compared to ($8.54) for the year ended December 31, 2002 due to an increase of our Net Loss.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  December  31,  2003,  our  Current  Assets  were  $241  and  Current
Liabilities were $738,929. Our Stockholder's Deficit at December 31, 2003 was($870,897.42).

As of December 31, 2003, we had debt of $872,217. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008 and 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand. Because we acquired Onlinesupplier.com in January of 2004, this trend is not yet apparent in our financial statements.

ADDITIONAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

WE  HAVE  AN  ACCUMULATED  DEFICIT  AND  MAY  INCUR  ADDITIONAL  LOSSES

As of December 31, 2003, we had debt of $872,217. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008 and 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

WE  FACE  INTENSE  COMPETITION

The market segments in which we compete are rapidly evolving and intensely competitive. We have many competitors in different industries, including both the retail and eCommerce services industries.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and eCommerce service industries also may be able to devote more resources to technology development and marketing than we do.

Competition in the eCommerce channel may intensify. Other companies in the retail and eCommerce service industries may enter into business combinations or alliances that strengthen their competitive positions. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, operating profits, or both.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN MAKING, INTEGRATING, AND MAINTAINING COMMERCIAL AGREEMENTS, STRATEGIC ALLIANCES, AND OTHER BUSINESS RELATIONSHIPS

We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide eCommerce services to other businesses and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes.
Therefore, if the other business's website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of these agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

Our present and future third-party services agreements, other commercial agreements, and strategic alliances create additional risks such as:

- disruption of our ongoing business, including loss of management focus on existing businesses;
-    impairment  of  other  relationships
- variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and
-    difficulty  integrating  under  commercial  agreements.

THE  SEASONALITY  OF  OUR  BUSINESS  PLACES  INCREASED  STRAIN ON OUR OPERATIONS

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH

Due to our limited operating history, our evolving business model, and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

Our net sales and operating results will also fluctuate for many other reasons, including:

- our ability to retain and increase sales to existing customers, attract new customers, and satisfy our existing customers' demands;
- our ability to enter into, maintain, renew and amend on favorable terms commercial agreements and strategic alliances
-     our  ability to acquire merchandise, manage inventory, and fulfill orders;
- the introduction by our competitors of websites, products, services, or improvements;
- changes in usage of the Internet and online services and consumer acceptance of the Internet and eCommerce;
- timing and costs of upgrades and developments in our systems and infrastructure;
- the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;
-     technical  difficulties,  system  downtime,  or  interruptions;
-     variations  in  the  mix  of  products  and  services  we  sell;
-     variations  in  our  level  of  merchandise  and  services  we  sell;
-     disruptions  in  service  by  shipping  carriers;
-     the  extent  to  which  we  offer  free  shipping  promotions;  and
- the increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

     Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

OUR  PLANNED  FUTURE  GROWTH  WILL PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT,
OPERATIONAL,  AND  FINANCIAL  RESOURCES

We plan to rapidly and significantly expand our operations to pursue growth of our product and service offerings and customer base. Such growth will continue to place a significant strain on our management, operational, and financial resources. We also need to hire, train, and manage our employee base. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth.

In addition, we do not expect to benefit in our newer market segments from the first-to-market advantage. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and our customers may not favorably receive our new businesses. To the extent we pursue commercial agreements and/or strategic alliances to facilitate new product or service activities, the agreements and/or alliances may not be successful. If any of this were to occur, it could damage our reputation and negatively affect revenue growth.

THE LOSS OF KEY SENIOR MANAGEMENT PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS

We depend on the continued services and performance of our senior management and other key personnel, particularly Michael Hill, our Chief Executive Officer, and Director. We do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR SYSTEMS MAY AFFECT OUR SALES

Customer access to our websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade in an effective manner our systems and network infrastructure, it could cause system interruption and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders.

Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

WE  FACE  SIGNIFICANT  INVENTORY  RISK

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers.

The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

Any one of the inventory risk factors set forth above may adversely affect our operating results.

IF WE DO NOT SUCCESSFULLY OPTIMIZE AND OPERATE OUR FULFILLMENT CENTERS, OUR BUSINESS COULD BE HARMED

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. Finally, our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

Third parties either drop-ship or otherwise fulfill an increasing portion of our customers' orders, and we are increasingly reliant on the reliability, quality, and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies in our fulfillment centers, thereby increasing the complexity of tracking inventory in and operating our fulfillment centers. Our failure to properly handle such inventory or the inability or failure of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR MAY BE ACCUSED OF INFRINGING INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

     We have initiated application process for the registration of our trademarks, service marks, domain names, and copyrights in the U.S. and internationally. If our application process is successful and we are able to obtain our trademarks and service marks they will become an important part of our business and critical to our success.

We regard copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and techologies.


     We also may not be able to acquire or maintain appropriate domain names in all countries in which we intend to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

     Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

     Third parties that may license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing eCommerce services to other businesses and individuals under commercial agreements.

WE  HAVE  A  LIMITED  OPERATING  HISTORY  AND OUR STOCK PRICE IS HIGHLY VOLATILE

     We have a relatively short operating history and, as an eCommerce company, we have a rapidly evolving and unpredictable business model. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:
-     general  economic  conditions  changes  in  interest  rates
-     conditions  or  trends  in  the  Internet  and  the  eCommerce  industry;
- fluctuations in the stock market in general and market prices for Internet related companies in particular;
-     quarterly  variations  in  operating  results;
- new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;
-     changes  in  Internet  regulation;
- changes in our capital structure, including issuance of additional debt or equity to the public;
-     additions  or  departures  of  key  personnel;
-     corporate  restructurings,  including  layoffs  or closures of facilities;
-     certain  analyst  reports,  news  and  speculation.

     Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

GOVERNMENT REGULATION OF THE INTERNET AND ECOMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM OUR BUSINESS

     We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and eCommerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and eCommerce. Unfavorable resolution of these issues may harm our business.

WE  MAY BE SUBJECT TO LIABILITY FOR PAST SALES AND OUR FUTURE SALES MAY DECREASE

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than California. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in eCommerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

     Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than California. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

WE  SOURCE  A  SIGNIFICANT  PORTION  OF  OUR  INVENTORY  FROM  A  FEW  VENDORS

     Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. However, no vendor accounts for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

WE  MAY  BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED
BY  THE  PRODUCTS  WE  SELL

     Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our eCommerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.

WE  COULD  BE  LIABLE  FOR  BREACHES  OF  SECURITY ON OUR WEBSITE AND FRAUDULENT
ACTIVITIES  OF  USERS  OF  OUR  PAYMENTS  PROGRAM

     A fundamental requirement for eCommerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

     The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. We guarantee payments made through our payments program available to sellers on Marketplace and certain other programs up to certain limits for buyers, and we may be unable to prevent users from fraudulently collecting payments when goods may not be shipped to a buyer. As our payments program grows, our liability risk will increase. Any costs we incur as a result of liability because of our payments program's guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable.

WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS

     Technology in the eCommerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing websites and proprietary technology obsolete.

THE  INTERNET  AS  A  MEDIUM  FOR  COMMERCE  IS  UNCERTAIN

     Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed.

"PENNY  STOCK"  RULES  MAY  MAKE  BUYING  OR  SELLING  OUR SECURITIES DIFFICULT.

Trading in our securities is subject to the Securities and Exchange Commission's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
NeWave,  Inc.
(Formerly,  Utah  Clay  Technology,  Inc.)
(An  Exploration  Stage  Company)

We have audited the accompanying balance sheet of NeWave, Inc. (Formerly, Utah Clay Technology, Inc.), a Utah Corporation (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003 and 2002, and for the period from inception on March 1, 1994 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeWave, Inc. (Formerly, Utah Clay Technology, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from inception (March 1, 1994) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $4,928,377 and excess of total liabilities over total assets of $901,936 on December 31, 2003. These factors as discussed in Note 11 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
April  2,  2004




                                  NEWAVE, INC.
                     (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                    ASSETS
                             --------------------
CURRENT ASSETS:
  Cash & cash equivalents . . . . . . . . . . . . . . . . . . . .  $       241
                                                                   ============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                   ---------------------------------------------

CURRENT LIABILITIES:
  Accounts payable & Accrued Expenses . . . . . . . . . . . . . .      658,771
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       41,420
  Notes payable-related parties . . . . . . . . . . . . . . . . .       38,738
Convertible debentures - current. . . . . . . . . . . . . . . . .      138,248
      Total current liabilities . . . . . . . . . . . . . . . . .      877,177

CONVERTIBLE DEBENTURE - LONG TERM . . . . . . . . . . . . . . . .       25,000
                                                                   ------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . .      902,177

COMMITMENT

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $0.001;10,000,000 shares authorized;
      -0- shares issued and outstanding . . . . . . . . . . . . .            -
  Common stock, par value $0.001;100,000,000 shares authorized;
     500,017 post-split shares issued and outstanding . . . . . .      172,164
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .    3,914,157
  Stock subscription receivable . . . . . . . . . . . . . . . . .      (59,880)
  Deficit accumulated from inception. . . . . . . . . . . . . . .   (4,928,377)
                                                                   ------------
      Total stockholders' deficit . . . . . . . . . . . . . . . .     (901,936)

                                                                   $       241
                                                                   ============






                                              NEWAVE, INC.
                                 (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                                     (AN EXPLORATION STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS
                                                                                        CUMULATIVE
                                                                                      FROM INCEPTION
                                                        YEAR ENDED DECEMBER 31,     (MARCH 1, 1994) TO
                                                         2003            2002
                                                     ------------  --------------  --------------------

REVENUES. . . . . . . . . . . . . . . . . . . . . .  $         -   $           -   $                 -

EXPENSES:

Mineral lease rentals . . . . . . . . . . . . . . .       80,300          77,868               681,866
Loss on settlement of debt. . . . . . . . . . . . .      445,463               -               445,463
Impairment of assets. . . . . . . . . . . . . . . .            -         130,484               130,484
General and administrative. . . . . . . . . . . . .      346,454         564,573             3,669,300
                                                     ------------  --------------  --------------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . .     (872,217)       (772,925)           (4,927,113)

Income taxes. . . . . . . . . . . . . . . . . . . .          100             100                 1,264
                                                     ------------  --------------  --------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $  (872,317)  $    (773,025)  $        (4,928,377)
                                                     ============  ==============  ====================

BASIC AND DILUTED LOSS  PER COMMON SHARE. . . . . .  $     (2.49)  $       (8.54)
                                                     ============  ==============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING*. . . . . . . . . . . . . . . .      349,758          90,506
                                                     ============  ==============


*Weighted  average  number  of  shares  used  to  compute  basic  and  diluted  loss  per  share  is the  same  since  the  effect  of  dilutive  securities  is  antidilutive.

* The basic and diluted net loss per share has been restated to retroactively effect a 345.33:1 reverse stock split  at  February  9,  2004



                                                                    NEWAVE, INC.
                                                        (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                                                            (AN EXPLORATION STAGE COMPANY)
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2003
                                                                                     STOCK       DEFICIT
                             PREFERRED  STOCK       COMMON  STOCK                    SUBSCRIP-   ACCUM-       PREPAID
                             ------------------  ---------------------  ADDITIONAL   TION        ULATED       CONSUL-
                             NUMBER OF           NUMBER OF              PAID-IN      RECEIV-     FROM         TING
                             SHARES     AMOUNT   SHARES     AMOUNT      CAPITAL      ABLE        INCEPTION    FEES        TOTAL
                             ---------  -------  ---------  -------  -----------  -----------  ------------  ---------  ---------

Shares issued for
 cash March 1, 1994. . . . .         -  $     -      1,646  $  56,000   $         -  $        -  $        -   $      -  $  56,000

Shares issued for
 services March 1, 1994. . .         -        -      4,231    144,000             -           -           -          -    144,000

Net loss for period
 March 1, 1994 to
 December 31, 1994 . . . . .         -        -          -          -             -           -    (105,573)         -   (105,573)
                             ---------  -------  ---------  ----------  -----------  ----------  -----------  --------  ----------

Balance at
 December 31, 1994 . . . . .         -        -      5,877    200,000             -           -    (105,573)         -     94,427

Net loss for the year
 ended December 31, 1995 . .         -        -          -          -             -           -    (672,267)         -   (672,267)
                             ---------  -------  ---------  ----------  -----------  ----------  -----------  --------  ----------

Balance at
 December 31, 1995 . . . . .         -        -      5,877    200,000             -           -    (777,840)         -   (577,840)

1 for 10 reverse split
 September 30, 1996. . . . .         -        -          -   (180,000)      180,000           -           -          -          -

Change of par
 value to $0.001. . . . . .          -        -          -    (18,000)       18,000           -           -          -          -

Preferred stock issued
 to related parties
 for cancellation
 of debt September 30, 1996     84,817       85          -          -       424,000           -           -          -    424,085

Shares issued
 for service in 1996. . . .          -        -        779        265        48,200           -           -          -     48,465

Net loss for the year ended
 December 31, 1996 . . . .           -        -          -          -             -           -    (153,669)         -   (153,669)
                             ---------  -------  ---------  ----------  -----------  ----------  -----------  --------  ----------

Balance at
 December 31, 1996 . . . . .    84,817  $    85        779  $   2,265   $   670,200  $        -  $ (931,509)  $      -  $(258,959)



                                                    UTAH CLAY TECHNOLOGY, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2003
                                                                                    STOCK       DEFICIT
                              PREFERRED  STOCK       COMMON  STOCK                  SUBSCRIP-   ACCUM-        PREPAID
                              ------------------  ------------------  ADDITIONAL    TION        ULATED        CONSUL-
                              NUMBER OF           NUMBER OF           PAID-IN       RECEIV-     FROM          TING
                              SHARES     AMOUNT   SHARES     AMOUNT   CAPITAL       ABLE        INCEPTION     FEES        TOTAL
                             ---------  -------  ---------  -------  -----------  -----------  ------------  ---------  ---------

Balance
 December 31, 1996. . . . . .    84,817  $    85        779  $ 2,265  $   670,200   $        -  $  (931,509)         -  $(258,959)

Share issued for
 cash in 1997 . . . . . . . .         -        -        294      100      199,900            -            -          -    200,000

Share issued for debt
 cancellation in 1997 . . . .         -        -        485      165         (165)           -            -          -          -

Net loss for the year ended
 December 31, 1997. . . . . .         -        -          -        -            -            -     (378,929)         -   (378,929)
                              ---------  -------  ---------  -------  ------------  ----------  ------------  --------  ----------

Balance December
 31, 1997 . . . . . . . . . .    84,817       85      1,557    2,530      869,935            -   (1,310,438)         -   (437,888)

Shares issued
 for outstanding
 warrants . . . . . . . . . .         -        -      1,145      389      103,634            -            -          -    104,023

Share issued for debt
 cancellation in 1998 . . . .         -        -      6,173    2,101      376,049            -            -          -    378,150

Shares issued
 for service in 1998. . . . .         -        -      1,681      572      102,073            -            -          -    102,645

Net loss for the year ended
 December 31, 1998. . . . . .         -        -          -        -            -            -     (563,351)         -   (563,351)
                              ---------  -------  ---------  -------  ------------  ----------  ------------  --------  ----------

Balance December 31, 1998. .     84,817       85     10,556    5,592    1,451,691            -   (1,873,789)         -   (416,421)

Shares issued
 for mining lease . . . . . .         -        -     52,127   17,740            -            -            -          -     17,740

Net loss for
 the year ended
 December 31, 1999. . . . . .         -        -          -        -            -            -     (261,792)         -   (261,792)
                              ---------  -------  ---------  -------  ------------  ----------  ------------  --------  ----------

Balance at December 31, 1999     84,817  $    85     62,683  $23,332  $ 1,451,691   $        -  $(2,135,581)  $      -  $(660,473)



                                                    UTAH CLAY TECHNOLOGY, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2003
                                                                                  STOCK        DEFICIT
                             PREFERRED  STOCK       COMMON  STOCK                 SUBSCRIP-    ACCUM-        PREPAID
                             ------------------  ------------------  ADDITIONAL   TION         ULATED        CONSUL-
                             NUMBER OF           NUMBER OF           PAID-IN      RECEIV-      FROM          TING
                             SHARES     AMOUNT   SHARES     AMOUNT   CAPITAL      ABLE         INCEPTION     FEES         TOTAL
                             ---------  -------  ---------  -------  -----------  -----------  ------------  ---------  ---------

Balance at
 December 31, 1999. . . . .     84,817  $    85     62,683  $23,332  $ 1,451,691  $        -   $(2,135,581)  $      -   $(660,473)

Share issued
 for cash in 2000. . . . . .         -        -        764      260       89,740           -             -          -      90,000

Share issued for debt
 cancellation in 2000. . . .         -        -        294      100       24,900           -             -          -      25,000

Shares issued
 for service in 2000 . . . .         -        -      3,144    1,070      366,873                         -                367,943

Shares issued
 for Subscription
 Receivable. . . . . . . . .         -        -        588      200      129,800           -             -          -     130,000
                                                                                           -                        -
Net loss for the year ended
 December 31, 2000 . . . . .         -        -          -        -            -           -      (429,586)         -    (429,586)

Stock Subscription
 Receivable. . . . . . . . .         -        -          -        -            -    (130,000)            -          -    (130,000)

Cash received . . . . . . .          -        -          -        -            -      70,120             -          -      70,120
                             ---------  -------  ---------  -------  -----------  -----------  ------------  ---------  ----------

Balance at
 December 31, 2000. . . . .     84,817       85     67,472   24,962    2,063,004     (59,880)   (2,565,167)         -    (536,996)

Shares issued
 for service
 and prepaid expenses. . . .         -        -      9,575    3,258      429,980           -             -    (49,500)    383,738

Net loss for the year ended

December 31, 2001 . . . . .          -        -          -        -            -           -      (717,868)         -    (717,868)
                             ---------  -------  ---------  -------  -----------  -----------  ------------  ---------  ----------
Balance at
 December 31, 2001 . . . . .    84,817  $    85     77,047  $28,220  $ 2,492,984  $  (59,880)  $(3,283,035)  $(49,500)  $(871,126)




                                                    UTAH CLAY TECHNOLOGY, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FROM INCEPTION (MARCH 1, 1994) TO DECEMBER 31, 2003
                                                                               STOCK        DEFICIT
                       PREFERRED   STOCK         COMMON STOCK                  SUBSCRIP-    ACCUM-        PREPAID
                       --------------------  -------------------  ADDITIONAL   TION         ULATED        CONSUL-
                       NUMBER OF             NUMBER OF            PAID-IN      RECEIV-      FROM          TING
                       SHARES      AMOUNT    SHARES     AMOUNT    CAPITAL      ABLE         INCEPTION     FEES         TOTAL
                       ----------  --------  ---------  --------  -----------  -----------  ------------  ---------  -----------

Balance at
 December 31, 2001 . .    84,817   $    85      77,047  $ 28,220  $ 2,492,984  $  (59,880)  $(3,283,035)  $(49,500)  $  (871,126)

Shares issued
 for service. . . . .          -         -       8,879     3,022      108,171           -             -          -       111,193

Shares issued
from conversion
of debenture. . . . .          -         -         765       260        2,740           -             -          -         3,000

Amortization of
 consulting fees. . .          -         -           -         -            -           -             -     49,500        49,500

Net loss for
 the year ended
 December 31, 2002 . .         -         -           -         -            -           -      (773,025)         -      (773,025)
                       ----------  --------  ---------  --------  -----------  -----------  ------------  ---------  ------------

Balance at
 December 31, 2002 . .    84,817        85      86,691    31,502    2,603,895     (59,880)   (4,056,060)         -    (1,480,458)

Shares issued
 for service . . . . .         -         -       5,999     2,042       18,375           -             -          -        20,417

Shares issued
 for conversion
 of debenture. . . . .         -         -      14,209     4,836       87,749           -             -          -        92,585

Conversion of
 preferred to common .   (84,817)      (85)    129,808    44,176      397,664           -             -          -       441,755

Shares issued
 for accrued expenses          -         -      70,347    23,940      215,462           -             -          -       239,402

Shares issued
 for note settlement.          -         -     192,963    65,668      591,012           -             -          -       656,680

Net loss for
 the year ended
 December 31, 2003 . .         -         -           -         -            -           -      (872,317)         -      (872,317)
                       ----------  --------  ---------  --------  -----------  -----------  ------------  ---------  ------------

Balance at
 December 31, 2003 . .         -   $     -     500,017  $172,164  $ 3,914,157  $  (59,880)  $(4,928,377)  $      -   $  (901,936)
                       ==========  ========  =========  ========  ===========  ===========  ============  =========  ============


                                                NEWAVE, INC.
                                   (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                                       (AN EXPLORATION STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS
                                                                                              CUMULATIVE
                                                                                            FROM INCEPTION
                                                                                            (MARCH 1, 1994)
                                                             YEAR ENDED    DECEMBER 31,       TO DECEMBER
                                                                    2003            2002       31, 2003
                                                             ------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $  (872,317)  $    (773,025)  $    (4,928,377)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
      Issuance of common stock for services . . . . . . . .       20,417         111,193         1,252,901
      Amortization of shares issued for prepaid expense . .            -          49,500                 -
      Impairment of assets. . . . . . . . . . . . . . . . .            -         130,484           130,484
      Loss on settlement of debts . . . . . . . . . . . . .      445,463               -           445,463
      Decrease in receivable. . . . . . . . . . . . . . . .            -             350                 -
      Increase  in accounts payable & accrued expenses. . .      337,891         297,607         1,076,189
                                                             ------------  --------------  ----------------
      Total Adjustments . . . . . . . . . . . . . . . . . .      803,771         589,134         2,905,037
  Net cash used in operating activities . . . . . . . . . .      (68,546)       (183,891)       (2,023,340)

CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease in mining leases . . . . . . . . . . . . . .            -               -            17,740
      Machine design & configuration. . . . . . . . . . . .            -               -          (130,484)
                                                             ------------  --------------  ----------------
  Net cash provided by (used in) investing activities . . .            -               -          (112,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans from officers/directors . . . . .       15,682          12,817         1,102,962
      Proceeds(Payments) from notes payable & debentures. .       53,024          86,596           513,220
      Issuance of shares. . . . . . . . . . . . . . . . . .            -               -           520,143
                                                             ------------  --------------  ----------------
  Net cash provided by financing activities . . . . . . . .       68,706          99,413         2,136,325

  Net Increase (decrease) in cash & cash equivalents. . . .          160         (84,478)              241

CASH & CASH EQUIVALENTS, BEGINNING BALANCE. . . . . . . . .           81          84,559                 -
                                                             ------------  --------------  ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE . . . . . . . . . .  $       241   $          81   $           241
                                                             ============  ==============  ================




                                                NEWAVE, INC.
                                   (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                                       (AN EXPLORATION STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS (CONTINUE)
                                                                                           CUMULATIVE
                                                                                          FROM INCEPTION
                                                            YEAR ENDED   DECEMBER 31,    (MARCH 1, 1994) TO
                                                                   2003           2002    DECEMBER 31, 2003
                                                            -----------  -------------  -------------------
SUPPLEMENTAL DISCLOSURE:

CASH PAID DURING THE PERIOD FOR:

   Interest. . . . . . . . . . . . . . . . . . . . . . . .  $     1,544  $       2,241  $            14,894
                                                            ===========  =============  ===================

   Income tax. . . . . . . . . . . . . . . . . . . . . . .  $         -  $           -  $             1,222
                                                            ===========  =============  ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of common stock for service & prepaid services  $    20,417  $     111,193  $         1,352,901
                                                            ===========  =============  ===================

   Issuance of preferred stock for debt. . . . . . . . . .  $         -  $           -  $           424,085
                                                            ===========  =============  ===================

   Issuance of common stock for acquisition
   of mining rights. . . . . . . . . . . . . . . . . . . .  $         -  $           -  $            17,740
                                                            ===========  =============  ===================

   Issuance of common stock against
   cancellation of debt, advances
   and accrued expenses. . . . . . . . . . . . . . . . . .  $   988,667  $       3,000  $         1,818,902
                                                            ===========  =============  ===================

   Subscription receivable . . . . . . . . . . . . . . . .  $         -  $           -  $            59,880
                                                            ===========  =============  ===================

   Conversion of preferred to common . . . . . .. . . . . . $   441,755              -              441,755
                                                            ===========  =============  ===================


                                  NEWAVE, INC.
                     (FORMERLY, UTAH CLAY TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  NATURE  OF  OPERATIONS

Utah Clay Technology, Inc. (the "Company" or "UTC"), a Utah corporation, was incorporated on March 1, 1994. The planned operations of the Company are to engage in mining, processing and marketing of minerals. For the period from inception (March 1, 1994) to December 31, 2003, the Company had no revenues. The Company is classified as an exploration stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

Effective February 11, 2004, the Company changed its name from Utah Clay Technology, Inc. to NeWave, Inc.

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

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE  2  -  INCOME  TAXES

Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes required by the State of Utah). Differences between income tax benefits computed at the federal statutory rate and reported income taxes for 2003 and 2002 are primarily attributable to the valuation allowance for net operating losses (NOL). The net operating carryforward will expire from year 2014 through 2023. As defined in
Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation which could reduce or defer the utilization of those net operating loss carryforwards.

The net deferred tax (benefit) due to NOL carried forward, as of December 31, 2003 and 2002, consisted of the following:




                                             2003        2002
                                        ----------  ----------
Deferred tax asset . . . . . . . . . .  $ 996,600   $ 851,478
Deferred tax asset valuation allowance   (996,600)   (851,478)
                                        ----------  ----------
      Balance as of December 31, 2003.  $       -   $       -
                                        ==========  ==========





NOTE  3  -  AN  EXPLORATION  STAGE  COMPANY

An exploration stage company is one for which principal operations of mining have not commenced or principal operations have generated an insignificant amount of revenue. Management of an exploration stage company devotes most of its activities in conducting exploratory mining operations. The company expenses all exploration costs as incurred. Operating losses have been incurred through December 31, 2003, and the Company continues to use, rather than provide, working capital in this operation. Although management believes that it is pursuing a course of action that will provide successful future operations, the outcome of these matters is uncertain.

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

The realization of the costs of proven mining properties and related deferred expenses is dependent upon sales of kaolin on a commercial basis from the reserves of ore bodies. For the period from inception (March 1, 1994) to December 31, 2003, the Company had no revenues. To commence operations, the Company's management believes significant additional equity and debt financing will be required.

NOTE  5  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses as of December 31, 2003, consist of the following:




    Lease rentals payable  $153,111
    Consulting fees . . .    45,331
    Legal fees. . . . . .   100,185
    Salaries Payable. . .   110,000
    Interest payable. . .   191,975
    Miscellaneous . . . .    58,169
                           --------
                           $658,771
                           ========




NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

Notes  payable  as  of  December  31,  2003  comprised  of  following:


NOTES PAYABLE - OTHERS:
Note payable-Bank, bearing an interest rate of 12 % and due January 25,
2006 secured by AR, equipment, inventory.                                   $11,420
Notes payable to others, bearing an interest rate of 10% per annum,
unsecured and due on demand                                                  30,000
                                                                            -------
                                                                            $41,420
                                                                            =======

NOTES PAYABLE - RELATED PARTIES:
Note payable to an affiliated company, unsecured, interest free and due
on demand.                                                                   18,878
Note payable to an affiliated company, unsecured, bearing interest rate of
5% and due on demand. Interest expense was $2,148 for year 2003.             19,860
                                                                            -------
                                                                            $38,738
                                                                            =======




NOTE  7  -  CONVERTIBLE  DEBENTURE

On November 30, 2001, the Company issued $100,000 worth of 5%, 3-Year Term, Convertible Debentures (the "Debentures"), on December 28, 2001, the Company issued $70,000 worth of the Debentures, 5%, 3-Year Term and on in December, 2002, the Company issued an additional $25,000 worth of the Debentures at 5%, 3-Year Term

During the year ended December 31, 2002, $3,000 of the issued debenture was converted to 260,342 shares of the Company's common stock at the conversion price.

During the year ended December 31, 2003, $28,752 of the issued debenture was converted to 4,835,649 shares of the Company's common stock at the conversion price.

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

In consideration of Dennis S. Engh, Daniel H. Engh and Thomas F. Harrison, all officers of the Company, ("Pledgors") depositing an aggregate of 12 million shares of their holdings of Common Stock of UTCL pursuant to a Security
Agreement, which shares are to serve as security for the Company's performance under this Agreement which provides for the issuance of up to $200,000 in Three-Year, 5%, Convertible Debentures, the Company granted options to each of the Pledgors to purchase, at $0.09 a share, that number of shares of Common Stock of the Company that may be needed to replace any of such Pledgors' 12 million shares that may be sold by the pledgees of the Security Agreement pursuant to its terms

The Company recorded an expense of $48,750 for the beneficial conversion feature in the year ended December 31, 2002.

NOTE  8-  SHARES  CAPITAL

COMMON  STOCK:

During the year ended December 31, 2003, the following common stock transactions were made:

The Company issued 5,999 shares of the Company's common stock for services amounting $20,417.

The Company issued 14,209 shares of the Company's common stock for conversion of $28,752 issued debenture at the conversion price amounting $92,585 resulting in a loss of $63,833.

The Company issued 70,347 shares of the Company's common stock for accrued expenses amounting $239,402.

The Company issued 192,963 shares of the Company's common stock for settlement of notes of amounting $656,680.

The Company issued 129,808 shares of the Company's common stock for conversion of 84,817 preferred shares.

The Company issued 77,885 shares of the Company's common stock for accrued dividends for preferred stock holders. However, subsequent to December 31, 2003, these shares were returned and cancelled. Therefore, this transaction was not recorded in the financial statements.

The Company accounts for the issuance of equity instruments for services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company effectuated the 344.33 to 1 reverse stock split on February 9, 2004. All shares have been stated to retroactively affect this reverse stock split.

PREFERRED  STOCK:

Effective September 30, 1996, the Company authorized the following transactions:

 (a) Authorization of 10,000,000 shares of preferred Stock at par value of $ 0.001.

 (b)  Series  A  Preferred  Stock: The Company issued to the following officers,
    ------------------------------
directors and shareholders in exchange for the cancellation of the debt represented by $ 424,085 in advances, 84,817 shares of Series A Preferred Stock at $ 5.00 a share, which stock is entitled to annual dividends of $0.50 a share payable from the earnings of the Company and cumulative if missed, is non-voting and is preferred over the company's common Stock in the event of the liquidation and dissolution of the Company. The Series A Preferred Stock is neither convertible into common Stock nor redeemable at the option of the holder but is redeemable at the option of the company. Total shares authorized to is 100,000 shares.



                    AMOUNT OF             NUMBER OF
                    DEBT        PRICE /   PREFERRED
NAME . . . . . . .  CONVERTED   SHARE     SHARES
------------------  ----------  --------  ---------
Thomas F. Harrison  $  255,185               51,037

Dennis S. Engh . .    _168,900  $   5.00     33,780
                    ----------            ---------
Total. . . . . . .  $  424,085  $   5.00     84,817
                    ==========            =========

During the year ended December 31, 2003, total outstanding preferred stock of 84,817 shares were converted to 129,808 shares of the Company's common stock.



(c)  Series  B  Preferred  Stock. The Series B Convertible Preferred Stock shall
   -----------------------------
consist of 300 shares (the "Series B Shares"). Upon initial issuance by the Corporation, the price to be paid by a purchaser ("Purchaser") for each Series B Share shall be $1,000.

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

As of December 31, 2003, the Company has no Series B preferred stock issued or outstanding.

NOTE  9-  STOCK  OPTION

During the year ended December 31, 2000 the company has adopted a stock option plan, under which options granted may be "employee incentive stock options" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. The Company has not granted any option under the plan, through December 31, 2003.

NOTE  10  -  ACQUISITION  OF  MINING  LEASE  &  COMMITMENT

The company entered into a mining lease agreement of Kaolin mineral from an affiliated company for $17,740 on December 27, 1999. The Company issued 52,127 shares of common stock @$0.001 per share in lieu of consideration of mining lease. During the year 2000, the Company entered into two separate lease addendum agreements for mining leases on five properties that extended their leases to the years 2004 and 2005. The company also is required to pay to the Bureau of land management, US Department of interior, an amount of $24,100 per year pursuant to their mining lease and option agreement.

NOTE  11  -  GOING  CONCERN

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company incurred a net loss of $4,928,377 for the period from inception (March 1, 1994) to December 31, 2003. The company's total liabilities exceeded its total assets by $901,936 as of December 31, 2003. These factors create an uncertainty as to the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern. The company plans to finance the continued operations for the next year through private funding and funding from officers of the company.

NOTE  12-  SUBSEQUENT  EVENTS

On December 24, 2003, the Company entered into an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada Corporation, pursuant to which the Company agreed that NeWave would become our wholly-owned subsidiary subject to the parties to the Agreement meeting certain condition. The parties to the Agreement satisfied the required conditions to closing as of January 15, 2004, including transfer of all funds, and the transaction closed on January 15, 2004.

The Company issued 94 shares of Class C Convertible Preferred Stock to the shareholders of NeWave, Inc. in exchange for 100% of the issued and outstanding common stock of NeWave, Inc. and receipt of $150,000 cash and the release of all outstanding debt of UCT with the exception of debt related to certain convertible debentures of UCT issued in November and December 2001. Additionally, the Company issued 1 share of Class C Preferred Stock to Dutchess Private Equities Fund L.P. or its designees as consideration for payment by Dutchess of $250,000 required to satisfy the terms and conditions of the Agreement and Plan of Reorganization. 14 shares of 95 total Series C Preferred shares were issued to Dutchess Advisors, LLC. Thus, Dutchess Private Equity Fund, L.P. and Dutchess Advisors, LLC together own 15 shares of the Class C Preferred Stock of the Registrant. The 95 Class C Preferred Stock shares shall be convertible into 9,500,000 share of the Company's common stock after giving effect to reverse stock split.

The acquisition of Newave, Inc. will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Newave, Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of Newave, Inc, with Newave, Inc. being treated as the continuing entity. The historical financial statements to be presented will be those of Newave, Inc. The continuing company has retained December 31 as its fiscal year end.

Unaudited Pro-forma financial statements assuming the transaction had been completed at the beginning of the year reported on pro-forma financial results would be as follows:




                                      Utah Clay      NeWave         Pro-forma
                                       (Historical)   (Historical)  Combined
                                      -------------  -------------  ------------
ASSETS                                                 (Unaudited)   (Unaudited)
                                                     -------------  ------------

Current Assets . . . . . . . . . . .  $        241   $    379,882   $   380,123
Property & equipment, net. . . . . .             -        205,941       205,941

TOTAL ASSETS . . . . . . . . . . . .  $        241   $    585,823   $   586,064
                                      =============  =============  ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities. . . . . . . . .  $    738,929   $    363,259   $ 1,102,188
Long term liabilities. . . . . . . .       163,248        583,221       746,469
                                      -------------  -------------  ------------

    Total liabilities. . . . . . . .       902,177        946,480     1,848,657
                                      -------------  -------------  ------------

    Total stockholders' equity . . .      (901,936)      (360,657)   (1,262,593)
                                      -------------  -------------  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT) . . .  $        241   $    585,823   $   586,064
                                      =============  =============  ============

          12
NeWave,  Inc.  was  incorporated  in  2003.



                         Utah Clay   NeWave       Pro-forma combined
                         ----------  -----------  --------------------
                                     (Unaudited)           (Unaudited)
                                     -----------  --------------------
Revenue . . . . . . . .  $        -               $          1,207,209  $1,207,209
Net loss for the period  $  872,317               $            505,657  $1,377,974
Loss per share. . . . .  $     0.01               $               0.00  $     0.01





The Company effectuated the 344.33 to 1 reverse stock split on February 9, 2004, after which there were 500,017 shares of its common stock issued and outstanding.

Subsequent to December 31, 2003, the Company increased the authorized shares for common stock to 300,000,000.

Subsequent to December 31, 2003, the Company issued 800,000 post-split shares of common stock to an officer and consultants valued at $2,950,000.

Effective February 11, 2004, the Company changed its name from Utah Clay Technology, Inc. to NeWave, Inc.

Subsequent to December 31, 2003, the Company was released from various creditors for outstanding debts by transferring to Utah Kaolin, LLC, a related company or payments in full.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE None.
ITEM  8A.  CONTROLS  AND  PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

8(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

8(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
LLLani LawInsert 10k's, Income Statements, Cash Flows, Other Stockholders' Equity since S-18





                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 28, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.


NAME                              AGE               POSITION

Michael  Hill                         26          Chief  Executive  Officer,
Director
Michael  A.  Novielli                    39          Chairman  of  the  Board of
Directors
Barrett  Evans                         32          Director
Douglas  H.  Leighton                    35          Director
Theodore  Smith                    27          Director

MICHAEL HILL has been our Chief and Executive Officer and Director since January 15, 2004. Prior to this he previously had acted as President/CEO of Intravantage Marketing, another Santa Barbara based marketing firm, from 1999 until 2003. While simultaneously serving as a consultant for several smaller organizations. From January 1998 until starting Intavantage Marketing he was the Vice President of International Specialties, Inc.

BARRETT EVANS has been our director since January 15, 2004 and our Interim Chief Financial Officer since January 7, 2003. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital.

Mr. Evans founded BRE Investments & Consulting, LLC. in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara.

MICHAEL A. NOVIELLI has served as our director since January 15, 2003. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining
Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr.
Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

DOUGLAS LEIGHTON has served as our director since January 15, 2004. Mr. Leighton is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund LP. Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management. Mr. Leighton has held series 7, 63 and 65 licenses as well as registered investment advisor status and holds a BS/BA in Economics & Finance from the University of Hartford.

THEODORE SMITH has served as our director since January 15, 2004. Mr. Smith serves as Executive Vice President of Dutchess Advisors LLC, whom he joined in 1998 and is a liaison between Dutchess Capital Management, LLC on behalf of Dutchess Private Equities Fund, LP and senior management of companies in the Fund's portfolio. Prior to joining Dutchess in 1998, Mr. Smith was a principal at Geneva Atlantic Capital, LLC where he focused on assisting corporate clients with SEC compliance matters, business plan preparation and presentation and capital markets financing. Mr. Smith received his BS in Finance and Marketing from Boston College. Mr. Smith has also served as a director of several public as well as private companies.


EMPLOYMENT  AGREEMENTS

Currently we do not have any of our executives or officers under employments contracts. However, Mr. Hill, our Chief Executive Officer, has orally agreed to accept $156,000 per annum as compensation for his services. We anticipate that in 2004 we will have employment agreements in place with several of our key executives and officers.

BOARD  OF  DIRECTORS

We currently have five members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Evans, a Director and our Interim Chief Financial Officer, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to this Report on Form 10-KSB as Exhibit 14.1.


ITEM  10.  EXECUTIVE  COMPENSATION

ITEM  10.  EXECUTIVE  COMPENSATION

                                      Annual Compensation                               Long Term Compensation
                              ---------------------------------------  ----------------------------------------------------------
                                                                                 Awards                           Payouts
                                                                       ------------------------------     -----------------------
                                                                       Restricted
                                                              Other       Stock           Securities
                                                     Bonus    Annual     Awards           Underlying           LTIP     All Other
Name and Principal Position   Year (1)  Salary ($)    ($)    Comp ($)      ($)           Options/SARs       Payout ($)  Comp. ($)
----------------------------  --------  ----------   -----   --------   ----------      -------------      ----------  ----------
Michael Hill, Chief
Executive                       2003       $0.00       0        0           0                 0                 0
Officer and Director (1)(2)

Dennis Engh, President(1)       2003      $72,000      0        0           0                 0                 0
                                2002      $72,000      0        0           0                 0                 0
                                2001      $72,000      0        0           0                 0                 0


(1) Mr. Dennis Engh served as our President until his resignation on January 15, 2004. Prior to January 15, 2004, we did not have a CEO and only had a President. Mr. Engh's successor, Michael Hill, has orally agreed to be paid $156,000 per annum through the fiscal year ending December 31, 2004. However, Mr. Hill has deferred compensation until such time we are capitalized enough to pay for his services.



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of January 31, 2003, by each person known by us to own beneficially more than 5% of each class, by each of our Directors and Executive Officers and by all Directors and Executive Officers as a group. Unless otherwise indicated below, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The number of shares of common stock issued and outstanding on January 31, 2004 was 50,799,999 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on January 31, 2004, plus shares of common stock subject to options held by such person on January 31, 2004 and exercisable within 60 days thereafter.




Name and Address. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Common Shares       Percentage
of Beneficial Owner . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Beneficially Owned  Owned of Class
------------------------------------------------------------------------------------  -------------------  ---------------
Michael Hill(a) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2 ,705,000             5.3%
Barrett Evans(b). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,816,666            17.1%
Michael A. Novielli(c). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,983,333            41.6%
Douglas Leighton(d) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,983,333            41.6%
Theodore Smith(e) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             150,000               *
Dutchess Private Equities, L.P., 312 Stuart Street, 3rd Floor, Boston, MA 02116 (f) .          33,433,333            39.7%
Dutchess Advisors, LLC, 312 Stuart Street, 3rd Floor, Boston, MA 02116 (g). . . . . .           1,400,000             2.8%
eFund Capital Partners, LLC (h) 301 East Ocean Blvd. Suite 640, Long Beach, CA 90802.           2,000,000             3.9%
eFund Small-Cap Fund, LP (i) 301 East Ocean, Suite 640, Long Beach, CA 90802. . . . .           7,666,666            13.3%
All directors and current executive officers as a group (5 Persons) . . . . . . . . .          47,804,999            52.6%

*  Less  than  1%

(a) Mr. Hill has sole voting and dispositive power of 2,705,000 shares of common stock issued to him as of January 31, 2004.

(b) Mr. Evans has sole voting and dispositive power 150,000 shares issued to him January 2004. Mr. Evan's address is 301 East Ocean B, Long Beach, CA 90802. Mr. Evans is also the managing member of eFund Capital Partners, LLC and has indirect ownership of 2,000,000 shares in that entity. Also, Mr. Evans is managing partner of eFund Small-Cap fund and has indirect control of 1,000,000 shares in that entity.

(c) Mr. Novielli has sole voting and dispositive power of 150,000 shares. . Mr. Novielli's address is 100 Mill Plain Rd., 3rd Floor, Danbury, CT 06811. In addition, Mr. Novielli has indirect ownership of the shares held by Dutchess Private Equities Fund , L.P. and Dutchess Advisors, LLC (please see (f) and (g) below). Mr. Novielli is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP.

(d) Mr. Leighton has sole voting and dispositive power of 150,000 shares. Mr. Leighton's address is 312 Stuart St, Third Floor, Boston, MA 02116. In addition, Mr. Leighton also has indirect ownership of the shares held by Ducthess Private Equities Fund, L.P and Dutchess Advisors, LLC (please see (f) and (g) below). Mr. Leighton is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP.

(e) Mr. Smith has sole voting and dispositive power of 150,000. Mr. Smith's address is 312 Stuart St, Third Floor, Boston, MA 02116.

(f) Dutchess Advisors, LLC is controlled by Mr. Novielli and Mr. Leighton and it has 1,400,000 shares of common stock. Dutchess Capital Management, LLC is the general partner of Dutchess Private Equities Fund, LP.

(g) Ductchess Private Equities Fund, L.P. owns 100,000 shares of common stock. In addition, on January 15, 2004, we entered into an investment agreements with Dutchess Private Equity Fund, L.P for $250,000 whereby we issued convertible debentures. The Debentures are convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of January 31, 2004, the debentures were convertible into 33,333,333 shares of common stock based on the Debenture Conversion formula. Dutchess Private Equities Fund, LP purchased the Debenture. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP.

(h) EFund Capital Partners, LLC owns 2,000,000 shares of common stock. Barrett Evans, is EFund Capital Partners, LLC 's Managing Member. The address of EFund Capital Partners, LLC is 301 East Ocean Boulevard, Suite 640, Long Beach, California, 90802.

(i) EFund Small-Cap Fund, L.P. owns 1,000,000 shares of common stock. Barrett Evans, is the Managing Partner of EFund Small-Cap Fund, L.P. The address of the EFund Small-Cap Fund, L.P., is 301 East Ocean Boulevard, Suite 640, Long Beach, California, 90802. In addition, , on January 26, 2004, we entered into an investment agreement with eFund Small Cap. Fund , L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of January 31, 2003, the debenture was convertible into 6,666,666.66 shares of our common stock based on the Debenture Conversion formula.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On January 5, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On January 5, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $250,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On January 26, 2004, we entered into an investment agreement with eFund Small Cap. Fund , L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On February 19, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $305,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.



ITEM  13.  EXHHIBITS  AND  REPORST  ON  FORM  8-K

(a)     Exhibits.
     The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.



EXHIBIT
                             NUMBER     DESCRIPTION
                             ------     -----------
2.1 Agreement and Plan of Reorganization between Utah Clay Technologies, Inc. and NeWave, Inc.. (previously filed with the Commission on January __,2004 as exhibit to the Company's Current Report on Form 8-K).
3.1 Articles of Incorporation for Utah Clay Technologies, Inc. (Previously filed with the Commission on November 7, 2000, as Exhibit 3.1 to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB12G/A.)
3.2 Bylaws for Utah Clay Technologies, Inc.(Previously filed with the Commission on November 7, 2000 as Exhibit 3.2 to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB12G/A.)
4.1 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of Utah Clay Technologies, Inc. (filed herewith).
4.2 Series C Convertible Preferred Stock Purchase Agreement between Utah Clay Technologies, Inc. and NeWave, Inc. (filed herewith).
10.1 Lease Agreement for office space at 421 Pine, Goleta, California (filed herewith)
10.2 Lease  Agreement  for  warehouse  and  shipping  facility  (filed herewith)
14.1 Code  of  Ethics  (filed  herewith)
21.1 List  of  Subsidiaries  (filed  herewith.)
23.1 Consent  of  Kabani  &  Co.  LLC.  Independent  Auditors. (filed herewith).
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


___________________
(b)     Reports  on  Form  8-K.

None.




ITEM  14.  PRINCIPAL  ACCOUNTING,  FEES  AND  SERVICES

LLLani LawInsert Audit Fees, etc. Kabani & Company, Inc. were our auditors for the fiscal years ended December 31, 2002 and 2003.

AUDIT  FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Kabani & Company, Inc. billed us a total of $12,750.00 for the fiscal year ended December 31, 2002 and $12,750.00 for the fiscal year ended December 31, 2003.

TAX  FEES

None.

ALL  OTHER  FEES

None.

THE  BOARD  OF  DIRECTORS  PRE-APPROVAL  POLICY  AND  PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Kabani & Company, Inc.'s independence.


                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Beach, State of California on the 14th day of April 2004.


NeWave,  Inc.

          /s/  Michael  Hill
By:       Michael  Hill
          Director  and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                   Title                                    Date

/s/  Michael  Hill
                            Director and Chief
     Michael Hill           Executive Officer                    April 14, 2004


/s/ Michael A. Novielli
  Michael A. Novielli       Chairman of the Board of Directors   April 14, 2004


/s/ Douglas Leighton
    Douglas Leighton        Director                             April 14, 2004


/s/ Theodore Smith
Theodore Smith              Director                             April 14, 2004


/s/ Barrett Evans
Barrett Evans              Director, Interim Chief Financial
                           Officer                               April 14, 2004