Form 10QSB
period 2004-03-31
NEWAVE INC
filed 2004-05-24
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                                  NeWave, Inc.

        (Exact name of small business issuer as specified in its charter)


     Utah                                                 87-0520575
  ----------                                           --------------
  (state  of                                              ((IRS  Employer
incorporation)                                             I.D.  Number)



                           404 EAST 1ST STREET, #1345
                              LONG BEACH, CA 90802
          (Address and telephone number of principal executive offices)

                                 (562) 983-5331
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 2004, the Issuer had 10,844,566 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  ___  No X

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements
NEWAVE,  INC.  AND  SUBSIDIARY


TABLE  OF  CONTENTS
                                                           PAGE

UNAUDITED  CONSOLIDATED  BALANCE  SHEETS                    1


UNAUDITED  CONSOLIDATED  STATEMENT  OF  OPERATIONS          2


UNAUDITED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS         3


NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS   4-5




ASSETS

                                                                         March 31,     December 31,
                                                                                2004           2004
                                                                         ------------  -------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   174,124              0
Accounts receivable, net of allowance for doubtful accounts
of $0 at March 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .      407,769        366,236
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,645              0
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,067         37,101
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .      537,625              0
                                                                         ------------  -------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .    1,206,230        403,337
                                                                         ------------  -------------

NET PROPERTY & EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . .      199,092        205,941
                                                                         ------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,405,322        609,278
                                                                         ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   BankOverdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         24,913
                                                                                       -------------
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $   268,853        329,790
Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      123,726              0
Loans payable - related parties . . . . . . . . . . . . . . . . . . . .       25,000              0
                                                                         ------------  -------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      417,579         354703
                                                                         ------------  -------------

LONG TERM LIABILITIES
   Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      611,000        583,221
                                                                         ------------  -------------
Convertible debts . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,443,766              0
                                                                                       -------------
Debt discount . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (140,000)             0
                                                                         ------------  -------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .    1,914,766         583221
                                                                         ------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,332,345        937,924
                                                                         ------------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 10,779,207 shares as of March 31, 2004.       10,779        145,000
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    1,788,209              0
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,726,011)      (473,646)
                                                                         ------------  -------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . . . .       72,977       -328,646
                                                                         ------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,405,322        609,278
                                                                         ============  =============





                                 Three Months Ended March 31,
                                                          2004
                                 ------------------------------

NET REVENUE . . . . . . . . . .  $                   1,046,388

COST OF REVENUE . . . . . . . .                        101,486
                                 ------------------------------

  GROSS PROFIT. . . . . . . . .                        944,902


OPERATING EXPENSES. . . . . . .                      2,164,344
                                 ------------------------------

Loss from operations. . . . . .                     (1,219,442)
                                 ------------------------------

OTHER INCOME (EXPENSES)
Other income (expenses) . . . .                           (112)
                                 ------------------------------
Interest expense. . . . . . . .                        (12,812)
                                 ------------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .                        (22,924)
                                 ------------------------------

NET LOSS. . . . . . . . . . . .                      1,242,366
                                 ------------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $                       (0.14)
                                 ==============================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.                      8,818,846
                                 ==============================








                                                  Three
                                                  months ended
                                                  March 31, 2004
                                                  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .  $    (1,242,366)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . . .           65,281
Issuance of stocks for directors fees. . . . . .          750,000
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . .          (72,178)
Inventory. . . . . . . . . . . . . . . . . . . .          (18,966)
Deposit and other current assets . . . . . . . .            7,875
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . .          214,024
                                                  ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . .         (296,330)
                                                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . .           (8,432)
                                                  ----------------

NET CASH USED IN INVESTING ACTIVITIES. . . . . .           (8,432)
                                                  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft . . . . . . . . . . . . . . . . .          (24,913)
Proceeds from issuance of convertible debentures          915,935
Payments on long term borrowings . . . . . . . .         (462,136)
Proceeds from related party debts. . . . . . . .           25,000
Proceeds from borrowings . . . . . . . . . . . .           25,000
                                                  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .          478,886
                                                  ----------------

NET INCREASE  IN CASH. . . . . . . . . . . . . .          174,124

CASH AT BEGINNING OF PERIOD. . . . . . . . . . .                -
                                                  ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $       174,124
                                                  ================

                           NEWAVE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004





1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

NeWave, Inc., formerly known as Utah Clay Technology, Inc. (together with its subsidiary, the "Company") offers a comprehensive line of products and services at wholesale prices through an online club membership. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce. The Company is doing business under "Onlinesupplier.com".

NeWave. Inc. historically engaged in the mining, processing and marketing of minerals. After experiencing losses, NeWave sold substantially all of its assets relating to its prior operations. On December 23, 2003, NeWave, Inc. entered into an Agreement and Plan of Reorganization with Newave dba Onlinesupplier.com in which NeWave dba Onlinesupplier became a wholly owned subsidiary of NeWave, Inc. The Agreement and Plan of Reorganization was consummated on January 15, 2004.

Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitalization of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave Onlinesupplier.com was the operating company.

NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003; therefore there were no operations for the three months ended March 31, 2003.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchanges Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements at December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Going  Concern
--------------

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations might indicate that the Company will be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, profitability of future operations and additional cash infusion.

The Company is raising capital through convertible debentures. Management believes this will generate the additional cash required to fund the Company's operations and allow it to meet its obligations.

Principle  of  Consolidation
----------------------------

The accompanying financial statements include the accounts of NeWave, Inc., formerly Utah Clay Technology, Inc. (legal acquired, the "Parent"), and its 100% subsidiary Newave dba Onlinesupplier.com. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results for the three months ended March 31, 2004 include the accounts of NeWave dba Onlinesupplier.com, and the results of operations of the Parent from January 15, 2004 through March 31, 2004. No comparative results are presented for the three months ended March 31, 2003, as NeWave dba Onlinesupplier.com was not operating during this period.

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash  Equivalents
-----------------

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Accounts  Receivable
--------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Property  &  Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the remaining lease term at the date of installation.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2004 and December 31, 2003, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue  Recognition
--------------------

The Company recognizes income when the products are shipped, and when the service is provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Net  Loss  Per  Share
---------------------

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for the three months ended March 31, 2004 because they have an antidilutive effect in these periods.

Advertising  Costs
------------------

Advertising and promotional materials are expensed when incurred. Total advertising costs were $28,500 for the three months ended March 31, 2004.

Stock-Based  Compensation
-------------------------

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "Disclosure only" alternative described in Statement of Financial Accounting Standards,
(SFAS)  No.  123,  Accounting  for  Stock-Based  Compensation.

Income  Taxes
-------------

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that are more likely than not, not to be realized based on available evidence.


2.     NOTES  PAYABLE

On March 9, 2004, the Company was issued a revolving credit facility by related parties totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due to each month of $500.

On February 4, 2004, the Company issued a Debenture to a related party totaling $155,000. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.


3.     CONVERTIBLE  DEBENTURE

During the quarter ended March 31, 2004, the Company issued a total of $611,000 worth of 6%, 5-Year Term, Convertible Debentures (the "Debentures"),

The Debentures shall pay six percent (6%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of
a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 20 trading days immediately following the first reverse split in the stock price. In accordane with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded in the amount of $150,000 of which $10,000 was expensed.



5.     COMMITMENTS  AND  CONTINGENCIES

     Legal  Matters
     --------------

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

6.     RECAPITALIZATION

On  January  15,  2004,  the  Company  consummated  an  Agreement  and  Plan  of
Reorganization with NeWave dba Onlinesupplier.com, a Nevada Corporation, pursuant to which the Onlinesupplier.com became a wholly owned subsidiary of NeWave, Inc.

All the shares of NeWave dba Onlinesupplier.com were acquired by the Parent in exchange for 100% of the common shares of the Parent. In addition, the Company issued 94 shares of Class C Convertible Preferred Stock to the shareholders of NeWave, Inc. (Parent), and 1 share of Class C Preferred Stock to Dutchess Private Equities Fund L.P. as an incentive for an investment of a convertible debenture in the amount of $250,000 cash and the release of all outstanding debt of UCT with the exception of $165,000 debt related to certain convertible debentures of UCT issued in November and December 2001. 14 shares of 95 total Series C Preferred shares were issued to Dutchess Advisors, LLC. Thus, Dutchess Private Equity Fund, L.P. and Dutchess Advisors, LLC together own 15 shares of the Class C Preferred Stock of the Registrant. The 95 Class C Preferred Stock shares were converted into 9,500,000 shares of the Company's common stock after giving effect to reverse stock split.

The acquisition of Newave dba Onlinesupplier.com was accounted for as a recapitalization of NeWave dba Onlinesupplier.com followed by an issuance of stock by NeWave dba Onlinesupplier.com for the assets of the Parent.

7.     EQUITY

Common  Stock
-------------

During the quarter ended March 31, 2004, the following common stock transactions were made:

The Company issued 530,000 shares of the Company's common stock for services amounting $585,500.

The Company issued 750,000 shares of the Company's common stock for board compensation amounting to $750,000.

The Company issued 76,505 shares of the Company's common stock for conversion of $165,000 issued debenture.

The Company issued 172,500 shares of the Company's common stock for an incentive for an investment amounting to $172,500.

The Company effectuated the 344.33 to 1 reverse stock split on February 9, 2004. All shares have been stated to retroactively affect this reverse stock split.

Preferred  Stock
----------------

Effective  September  30,  1996,  the  Company  authorized  the  following:

(a) Authorization of 95 shares of convertible preferred series C Stock. Each shares of Series C Preferred is convertible into 100,000 of the Company's common stock. On February 6, 2004, the Holders of the Series C elected to convert all outstanding Preferred Shares into 9,500,000 shares of common stock after giving effect to the reverse stock split, at par value of $0.001.


8.     STOCK  OPTIONS

The Company has a stock option plan, under which options granted may be "employee incentive stock option" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The Option Committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. The Company has not granted any option under the plan, through March 31, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiary serve; competition from others in the markets and industry segments occupied by us and our subsidiary; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiary; and other risks and uncertainties as may be detailed in our 10-KSB for the year ended December 31, 2003 and from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended March 31, 2004 and March 31, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

OVERVIEW

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

On January 2, 2004, we changed our name to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We did not generate any revenues in the fiscal year ending December 2003.

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

The address of our principal executive office is 404 East 1st Street, #1345, Long Beach, California 90802. Our telephone number is (562) 983-5331. Our website address is www.newave-inc.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

THREE  MONTHS  ENDED  MARCH  31, 2004 AS COMPARED TO THREE MONTHS ENDED
MARCH  31,  2003

Results  of  Operations
-----------------------
We generated consolidated revenues of $1,046,388 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. The increase in revenue is due the to acquisition on NeWave, Inc.

Net  Revenues
-------------

We had net revenues of $944,902 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. All of our revenue in the current period is from our wholly-owned subsidiary Onlinesupplier.com. The increase in revenues is due to the acquisition of NeWave, Inc.

Cost  of  Revenue
-----------------

We incurred Cost of Revenue of $101,486 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003.

General,  Administrative  and  Selling  Expenses
------------------------------------------------

We incurred costs of $2,164,344 for the three months ended March 31, 2004 as compared to $79,701 for the three months ended March 31, 2003. The increase in General, Administrative and Selling Expenses in the current period primarily due to of the acquisition of NeWave, Inc.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------

We had a loss before taxes and discontinued segments of ($1,242,366) for the three months ended March 31, 2004, as compared to a loss of ($94,392) for the three months ended March 31, 2003. The increase in net loss before income taxes is due the acquisition of NeWave, Inc.

Net  loss
---------

We had a net loss of ($1,242,366) for the three months ended March 31, 2004 as compared to a net loss of ($94,417) for the three months ended March 31, 2003.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2004 was ($0.14) as compared to ($.003) for the three months ended March 31, 2003.

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of March 31, 2004, we had total Current Assets of $1,206,230 and Current Liabilities of $417,578. Cash and cash equivalents were $174,124 as compared to $0 at March 31, 2003. Our Stockholder's Deficit at March 31, 2004 was $72,977.

We had a net usage of cash due to operating activities in March 31, 2004 of $(296.330). We had net cash provided by financing activities of $478,886 and $20,536 in the three months ended March 31, 2004 and 2003, respectively. We had $25,000 from borrowings in the period ended March 31, 2004 as compared to $0 in the corresponding period last year.

Financing  Activities
---------------------

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 8, 2004, we issued 10,000 shares each to (i) Dutchess Private Equities Fund, II, LP and (ii) eFund Capital Partners as an inducement for an investment. The shares were valued at 3.32 per share.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.



Subsidiaries
------------
As  of  March  31,  2004,  we  have  one  subsidiary,  Onlinesupplier.com,  Inc.



Item  3.  Controls  and  Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

On February 20, 2004, Newave, Inc. initiated legal proceedings in Superior Court, County of Santa Barbara, Anacapa Division against Paydirt, L.P., a Utah limited partnership, alleging causes of action for usury, unfair business practices and unfair competition in connection with loan agreements entered into with Paydirt, LP in September and November 2003. This action is entitled Newave, Inc. et al. v. Paydirt, LP, Case No. 01156046 (S.B.S.C.). The parties to the lawsuit dispute whether Newave, Inc. currently owes Paydirt, LP the sum of $225,829. Paydirt, LP retained Los Angeles counsel, who removed Newave's superior court action to the United States District Court, Central District of California. On April 5, 2004, Paydirt, LP filed a motion to dismiss Newave's action. While this motion was pending, Paydirt, LP initiated an action in the State of Utah, Washington County entitled Paydirt, LP v. Newave, Inc. et al., Civil No. 040500597 (Wash. County, Utah). On May 3, 2004, the District Court dismissed Newave's complaint without prejudice to Newave filing the action in Utah. Newave filed a notice of appeal to the United States Court of Appeal for the Ninth Circuit, which currently is pending. Newave intends to file a motion to stay the Utah state court action pending the Ninth Circuit's determination of Newave's appeal.

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item  2.  Changes  in  Securities

(a)  Amendment  to  the  Certificate  of  Incorporation

On February 9, 2004, we filed a certificate of amendment to our certificate of incorporation wherein (i) our name was changed to NeWave, Inc. and (ii) we effected a 345.33:1 reverse split. Shareholders received 1 share of NeWave for every 345.33 outstanding shares of Utah Clay Technology, Inc.

(b)  Not  Applicable

(c)     Recent  Sales  of  Unregistered  Securities

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 8, 2004, we issued 10,000 shares each to (i) Dutchess Private Equities Fund, II, LP and (ii) eFund Capital Partners as an inducement for an investment. The shares were valued at 3.32 per share.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)  Not  Applicable

(e)  Not  Applicable


Item  3.  Defaults  Upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

We submitted the Amendment to the Certificate of Incorporation to the shareholders on Janaury 20, 2004. Of the 198,668,524 shares outstanding as of the record date, the majority shareholders, consisting of 160,345,416 shares voted to ratify the Amendments and were effective as of January 2, 2004.

Item  5.  Other  Information.

On  March 18, 2004, our Board of Director's unanimously voted to appoint Pacific
Stock  Transfer  as  our  transfer agent located at:   500 E. Warm Springs Road,
Suite  240,  Las  Vegas  NV  89119,  (702)  361-3033

Item  6.  Exhibits  and  Reports  on  Form  8-K


(a)  Exhibits


Exhibit
Number          Description  of  Exhibit
-------         -----------------------

2.1 Agreement and Plan of Reorganization between Utah Clay Technologies, Inc. and NeWave, Inc. (previously filed as Exhibit 2.1 to the Registrant's 8-K filed on February 12, 2004 and incorporated herein by reference).

3.1 Articles of Incorporation for Utah Clay Technologies, Inc. (previously filed as Exhibit 3(i) to the Registrant's Form SB-2/A on April 11, 2000 and incorporated herein by reference.)

3.2  Article  of  Amendment  to  Articles  of  Incorporation.

3.3 Bylaws for Utah Clay Technologies, Inc.(previously filed as exhibit 3(ii) to the Registrant's Form SB-2/A on April 11, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 5, 2004.

4.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 25, 2004.

4.3 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated January 26, 2004.

4.4 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004.

4.5 Debenture Agreement between the Registrant and Preston Capital Partners dated March 3, 2004.

10.1 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 14, 2004.

10.2 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 26, 2004.

10.3 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004 .

10.4 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004.

10.5 Registration Rights Agreement between the Registrant and Preston Capital Partners, LLC dated March 3, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Forms  8-K

The  Registrant  filed  a  Form  8-K  on  February  12,  2004.

The  Registrant  filed  a  Form  8-K  on  March  15,  2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  May  24,  2004                NeWave,  Inc.

                                  /s/  Michael  Hill
                              By  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


    Dated:  May  24,  2004
                                /s/  Barrett  Evans
                                -----------------
                                  Barrett  Evans,  Interim  Chief
                                  Financial  Officer