Form 10QSB/A
period 2004-03-31
NEWAVE INC
filed 2004-05-27
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                     Commission  File  Number       333-34308

                                  NeWave, Inc.


        (Exact name of small business issuer as specified in its charter)

     Utah                                                 87-0520575
  ----------                                           --------------
  (state  of                                              (IRS  Employer
incorporation)                                             I.D.  Number)

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

                                  NEWAVE, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                         March 31,     December 31,
                                                                                2004           2003
                                                                         ------------  -------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   174,124              0
Accounts receivable, net of allowance for doubtful accounts
of $75,000 at March 31, 2004. . . . . . . . . . . . . . . . . . . . . .      322,769        366,236
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,645              0
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,067         37,101
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .      537,625              0
                                                                         ------------  -------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .    1,131,230        403,337
                                                                         ------------  -------------

PROPERTY & EQUIPMENT, net of accumulated depreciation
  and amortization of $48,646 and $33,365 . . . . . . . . . . . . . . .      199,092        205,941
                                                                         ------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,330,322        609,278
                                                                         ============  =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         24,913
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $   268,853        329,790
Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      123,726              0
Loans payable - related parties . . . . . . . . . . . . . . . . . . . .       25,000              0
                                                                         ------------  -------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      417,579         354,703
                                                                         ------------  -------------

LONG TERM LIABILITIES
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      443,766        583,221
Convertible debts . . . . . . . . . . . . . . . . . . . . . . . . . . .      611,000              0

Debt discount . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (140,000)             0
                                                                         ------------  -------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .      914,766         583221
                                                                         ------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,332,345        937,924
                                                                         ------------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 10,844,566 shares as of March 31, 2004.       10,845        145,000
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    1,788,143              0
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,801,011)      (473,646)
                                                                         ------------  -------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . . . .       (2,023)      (328,646)
                                                                         ------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,330,322        609,278
                                                                         ============  =============

                                  NEWAVE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 Three Months Ended March 31,
                                                          2004
                                 ------------------------------

REVENUE . . . . . . . . . . . .  $                   1,046,388

COST OF REVENUE . . . . . . . .                        101,486
                                 ------------------------------

  GROSS PROFIT. . . . . . . . .                        944,902


OPERATING EXPENSES. . . . . . .                      2,339,344
                                 ------------------------------

Loss from operations. . . . . .                     (1,294,442)
                                 ------------------------------

OTHER INCOME (EXPENSES)
Other income (expenses) . . . .                           (112)

Interest expense. . . . . . . .                        (22,812)
                                 ------------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .                        (22,924)
                                 ------------------------------

NET LOSS. . . . . . . . . . . .                     (1,317,366)
                                 ------------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $                       (0.15)
                                 ==============================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.                      8,818,846
                                 ==============================



                                  NEWAVE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                  Three
                                                  months ended
                                                  March 31, 2004
                                                  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .  $    (1,317,366)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . . .           65,281
Issuance of stocks for directors fees. . . . . .          750,000
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . .            2,822
Inventory. . . . . . . . . . . . . . . . . . . .          (18,966)
Deposit and other current assets . . . . . . . .            7,875
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . .          214,024
                                                  ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . .         (296,330)
                                                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . .           (8,432)
                                                  ----------------

NET CASH USED IN INVESTING ACTIVITIES. . . . . .           (8,432)
                                                  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft . . . . . . . . . . . . . . . . .          (24,913)
Proceeds from issuance of convertible debentures          915,935
Payments on long term borrowings . . . . . . . .         (462,136)
Proceeds from related party debts. . . . . . . .           25,000
Proceeds from borrowings . . . . . . . . . . . .           25,000
                                                  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .          478,886
                                                  ----------------

NET INCREASE  IN CASH. . . . . . . . . . . . . .          174,124

CASH AT BEGINNING OF PERIOD. . . . . . . . . . .                -
                                                  ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $       174,124
                                                  ================

                           NEWAVE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

NeWave, Inc., formerly known as Utah Clay Technology, Inc. (together with its subsidiary, the "Company") offers a comprehensive line of products and services at wholesale prices through an online club membership. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce. The Company is doing business under the name "Onlinesupplier.com".

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements of the parent at December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3.  CONVERTIBLE  DEBENTURE

During the quarter ended March 31, 2004, the Company issued a total of $611,000 worth of 6%, 5-Year Term, Convertible Debentures (the "Debentures"),

The Debentures shall pay six percent (6%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of
a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded in the amount of $150,000 of which $10,000 was expensed.

4.  LEGAL  MATTERS

Management believes that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on the financial condition or operating results.

5.  COMMITMENTS  AND  CONTINGENCIES

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

7.  EQUITY

Common  Stock
-------------

During the quarter ended March 31, 2004, the following common stock transactions were made:

The Company issued 530,000 shares of the Company's common stock for services amounting to $585,500.

The Company issued 750,000 shares of the Company's common stock for board compensation amounting to $750,000.

The Company issued 76,505 shares of the Company's common stock for the conversion of $165,000 previously-issued debenture.

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

Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we have had no revenues since our inception. On January 15, 2004, we abandoned the business plan for Utah Clay Technologies, Inc. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, Utah Clay Technologies, Inc. we changed our name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. NeWave, Inc. owns and operates an online membership club that offers a comprehensive line of products and services at wholesale prices through its membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We did not generate any revenues in the fiscal year ending December 2003.

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

Our  website  offers  wholesale  merchandise  in  categories  such  as:

-  Consumer  Electronics
-  Home,  garden  and  outdoor  living  products  -  Kitchenware and House Wares
-  Sports  and  Outdoor  Equipment
-  Automobile  Accessories
-  Tools  and  hardware
-  Jewelry
-  Travel  Accessories

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

Revenues
-------

We  generated    revenues  of  $1,046,388 for the three months ended
March 31, 2004. The increase in revenue is due the to acquisition of NeWave, Inc.

Cost  of  Revenue
-----------------

We incurred Cost of Revenue of $101,486 for the three months ended March 31, 2004. The increase in due to the acquisition of NeWave, Inc.

General,  Administrative  and  Selling  Expenses
------------------------------------------------

We incurred costs of $2,339,344 for the three months ended March 31, 2004The increase in General, Administrative and Selling Expenses in the current period primarily due to of the acquisition of NeWave, Inc. The General Administrative and Selling Expenses were comprised mostly of financing expenses, investor services, advertising expenses and interest expenses.

Net  loss  before  income  taxes  and  loss  on  discontinued  segments
-----------------------------------------------------------------------

We had a loss before taxes and discontinued segments of ($1,317,366) for the three months ended March 31, 2004. The increase in net loss before income taxes is due the acquisition of NeWave, Inc.

Net  loss
---------

We  had  a  net  loss of ($1,317,366) for the three months ended March 31, 2004.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2004 was ($0.15).

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of March 31, 2004, we had total Current Assets of $1,131,230 and Current Liabilities of $417,579. Cash and cash equivalents were $174,124. Our Stockholder's Deficit at March 31, 2004 was ($2,023).

We had a net usage of cash due to operating activities in March 31, 2004 of $(296,330). We had net cash provided by financing activities of $478,886 in the three months ended March 31, 2004. We had $25,000 from borrowings in the period ended March 31, 2004.

Financing  Activities
---------------------

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after January 5, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the the first reverse split in stock price after January 25, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 26, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after January 26, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the the first reverse split in stock price after February 19, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the the first reverse split in stock price after March 3, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

The Company issued 162,500 shares of the Company's common stock to eFund Capital Partners for an incentive for an investment amounting to $328,000. The shares were valued at $1.00 per share.

The Company issued 10,000 shares of the Company's common stock to Dutchess Private Equities Fund, LP for an incentive for an investment amounting to $25,000. The shares were valued at $1.00 per share.

The Company issued 28,000 shares of the Company's common stock to Jennifer Strohl for an incentive for an investment amounting to $28,000. The shares were valued at $1.00 per share.

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

Item  2.  Changes  in  Securities

(a)  Amendment  to  the  Certificate  of  Incorporation

On January 30, 2004, the state of Utah accepted our certificate of amendment to our certificate of incorporation wherein (i) our name was changed to NeWave, Inc. and (ii) we effected a 344.33:1 reverse split. Shareholders received 1 share of NeWave for every 344.33 outstanding shares of Utah Clay Technology, Inc.

(b)  Not  Applicable

(c)  Recent  Sales  of  Unregistered  Securities

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after January 5, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund, LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after January 25, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 26, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after January 26, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after February 19, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after March 3, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

We issued 500,000 shares of our common stock for services amounting $585,500.

We issued 162,500 shares of our common stock to eFund Capital
Partners for an incentive for an investment amounting to $328,000. The shares were valued at $1.00 per share.

We  issued  10,000  shares  of  our common stock to Dutchess
Private Equities Fund, LP for an incentive for an investment amounting to $25,000. The shares were valued at $1.00 per share.

We  issued  28,000  shares  of  our common stock to Jennifer
Strohl for an incentive for an investment amounting to $28,000. The shares were valued at $1.00 per share.

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

(e)  Not  Applicable

Item  3.  Defaults  Upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

We submitted the Amendment to the Certificate of Incorporation to the shareholders on January 20, 2004. Of the 198,668,524 shares outstanding as of the record date, the majority shareholders, consisting of 160,345,416 shares voted to ratify the Amendments and were effective by the State of Utah as of January 30, 2004.

Item  5.  Other  Information.

On March 18, 2004, our Board of Directors unanimously voted to appoint Pacific Stock Transfer as our transfer agent located at: 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, (702) 361-3033

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

Exhibit
Number   Description  of  Exhibit
------   -----------------------

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

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 5, 2004. (previously filed as Exhibit 4.1 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 25, 2004. (previously filed as Exhibit 4.2 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.3 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated January 26, 2004. (previously filed as Exhibit 4.3 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.4 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004. (previously filed as Exhibit 4.4 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.5 Debenture Agreement between the Registrant and Preston Capital Partners dated March 3, 2004. (previously filed as Exhibit 4.5 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

10.1 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 14, 2004. (previously filed as Exhibit
     10.1 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

10.2 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 26, 2004. (previously filed as Exhibit
     10.2 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

10.3 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004 . (previously filed as Exhibit 10.3 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

10.4 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004. (previously filed as Exhibit 10.4 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

10.5 Registration Rights Agreement between the Registrant and Preston Capital Partners, LLC dated March 3, 2004. (previously filed as Exhibit 10.5 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Forms  8-K

We  filed  a  Form  8-K  on  February  12,  2004.

We  filed  a  Form  8-K  on  March  15,  2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  May  27,  2004                NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


Dated:  May  27,  2004
                                /s/  Barrett  Evans
                                -----------------
                                Barrett  Evans,  Interim  Chief
                                Financial  Officer