Form 10QSB/A
period 2004-03-31
NEWAVE INC
filed 2004-08-23
CIK 1028070

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 2004, the Issuer had 10,464,785 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  ___  No X

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements
NEWAVE,  INC.  AND  SUBSIDIARY


TABLE  OF  CONTENTS
                                                                    PAGE

UNAUDITED  CONSOLIDATED CONDENSED BALANCE  SHEET                      1


UNAUDITED  CONSOLIDATED CONDENSED STATEMENT  OF  OPERATIONS           2


UNAUDITED  CONSOLIDATED CONDENSEED STATEMENT  OF  CASH  FLOWS         3


NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS            4-5


                                  NEWAVE, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS
                                                                         March 31,
                                                                                2004
                                                                         ------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    68,329
Accounts receivable, net of allowance for doubtful accounts
of $125,000. . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .      228,250
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,245
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,118
Prepaid Consulting Services . . . . . . . . . . . . . . . . . . . . . .      856,371
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .        4,372
                                                                         ------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .    1,221,685
                                                                         ------------

PROPERTY & EQUIPMENT, net of accumulated depreciation
  and amortization of $48,646 . . . . . . . . . . . . . . . . . . . . .      199,092
                                                                         ------------

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .    22,416

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,443,193
                                                                         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of Credit . . . . . . . . . . .  . . . . . . . . . . . . . . . . .       93,653
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .      277,153
Loans payable - related parties . . . . . . . . . . . . . . . . . . . .      150,000
Current portion of notes payable. . . . . . . . . . . . . . . . . . . .      117,500
                                                                         ------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      638,306
                                                                         ------------

LONG TERM LIABILITIES
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,245
Convertible debts . . . . . . . . . . . . . . . . . . . . . . . . . . .      808,000
                                                                         ------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .      875,245
                                                                         ------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,513,551
                                                                         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 10,844,566. . . . . . . . . . . . . . .       10,845
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    3,293,582
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,315,696)
Subscription Receivable. . . . . . . . . . . . . . . . . . . . . . . . .     (59,880)
Share to be Issued. . . . . . . . . . . . . . . . . . . . . . . . . . .          791
                                                                         ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . . . .      (70,358)
                                                                         ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,443,193
                                                                         ============
See Notes to Consolidated Condensed Financial Statements

                                  NEWAVE, INC.
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 Three Months Ended March 31,
                                                          2004
                                 ------------------------------

REVENUE . . . . . . . . . . . .  $                     827,627

OPERATING EXPENSES. . . . . . .
   Salaries. . . . . . . . . . .                       479,716
   Advertising. . . .. . . . . .                       452,241
   Directors' fees. . . . . . . .                    1,548,000
   Other operating expenses. . . .                     392,469
                                 ------------------------------
TOTAL OPERATION EXPENSES                             2,872,426

Loss from operations. . . . . .                     (2,044,799)
                                 ------------------------------

OTHER INCOME (EXPENSES)

Interest expense. . . . . . . .                       (554,813)
                                 ------------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .                       (554,813)
                                 ------------------------------

NET LOSS. . . . . . . . . . . .                     (2,599,612)
                                 ------------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $                       (0.25)
                                 ==============================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.                     10,464,785
                                 ==============================
See Notes to Consolidated Condensed Financial Statements

                                  NEWAVE, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                                  Three
                                                  months ended
                                                  March 31, 2004
                                                  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .  $    (2,599,612)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . . .          123,888
Issuance of stocks for directors fees. . . . . .        1,548,000
Debt Conversion Feature Expense. . . . . . . . .          202,000
Debt Inducement Expense. . . . . . . . . . . . .          337,291
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . .          (18,506)
Inventory. . . . . . . . . . . . . . . . . . . .            3,983
Other current assets . . . . . . . . . . . . . .          (20,711)
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . .          (28,422)
                                                  ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . .         (452,089)
                                                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . .           (8,432)
                                                  ----------------

NET CASH USED IN INVESTING ACTIVITIES. . . . . .           (8,432)
                                                  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment For Acquisition of Utah Clay, Inc. . . .         (150,000)
Proceeds from line of credit. . . . . . . .. . .          515,178
Payments on line of credit. . . . . . . .. . . .         (446,438)
Proceeds from issuance of convertible debentures          533,000
Payments on long term borrowings . . . . . . . .             (890)
Proceeds from related party debts. . . . . . . .          205,000
Payments on Related Party Debts . . . . . . .. .         (155,000)
Proceeds from long term borrowings . . . . . . .           28,000
                                                  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .          528,850
                                                  ----------------

NET INCREASE  IN CASH. . . . . . . . . . . . . .           68,329

CASH AT BEGINNING OF PERIOD. . . . . . . . . . .                -
                                                  ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $        68,329
                                                  ================
See Notes to Consolidated Condensed Financial Statements

                           NEWAVE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                       Business and Basis of Presentation
                       ----------------------------------

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

Prepaid  Consulting  Services
-----------------------------

The Company issued 580,000 shares of common stock valued at $969,350 and paid $25,00 cash for advertising and legal services to be rendered during the next 8 to 12 months. The Company expensed $137,979 during the quarter ended March 31, 2004, leaving a prepaid balance outstanding of $856,371.

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

Advertising  Costs
------------------

Advertising and promotional activities are expensed when incurred. Total advertising costs were $452,241 for the three months ended March 31, 2004.

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

2.  NOTES  PAYABLE  AND  RELATED  PARTIES

On March 9, 2004, the Company was issued a revolving credit facility by shareholders totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due each month of $500. The Company also had another $100,000 of notes payable outstanding to another shareholder of the Company. These notes bear interest at 15% and matured on March 4, 2004.

The Company has a note payable to an unrelated party that was issued in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter. As of March 31, 2004, the balance of this note was $180,000, of which $117,500 is presented as current.

On February 4, 2004, the Company issued a Debenture to a related party totaling $155,000. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.

The Company has a consulting agreement payable to Barrett Evans that was entered into on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month, and as of March 31, 2004, the Company paid $0 on the agreement during the three months ended March 31, 2004 and currently owes $55, 166.

The Company has a consulting agreement payable to Michael Hill that was entered into on September of 2003. The term of the agreement was for twelve months at $12,000 per month, and as of June 30, 2004, the Company paid $0 on the agreement during the three months ended March 31, 2004 and currently owes $59,000.

3.  CONVERTIBLE  DEBENTURES

During the quarter ended March 31, 2004, the Company issued a total of $533,000 worth of 6%, 5-Year Term, Convertible Debentures (the "Debentures"),

The Debentures shall pay six percent (6%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of
a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded is interest expense in the amount of $202,000. Some of the debentures provided for the holders to be granted shares as inducement to contract the debentures. Inducement expense totaling $337,291 was recorded as interest expense during the three months ended March 31, 2004.

4.  COMMITMENTS  AND  CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

5.  RECAPITALIZATION

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

6.  EQUITY

Common  Stock
-------------

During the quarter ended March 31, 2004, the following common stock transactions were made:

The Company issued 80,000 shares of the Company's common stock and agreed to issue an additional 500,000 shares for services totaling $969,350.

The Company issued 750,000 shares of the Company's common stock for board compensation amounting to $1,548,000.

The Company issued 77,290 shares of the Company's common stock for the conversion of $165,000 previously-issued debenture.

The Company issued 20,000 shares of the Company's common stock and agreed to issue an additional 203,000 shares as an incentive for an investment in debentures. The value of these shares is estimated at $337,291.

The Company effectuated the 344.33 to 1 reverse stock split on February 9, 2004. All shares have been stated to retroactively affect this reverse stock split.

7.  STOCK  OPTIONS

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

Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we have had no revenues since our inception. On January 15, 2004, we abandoned our business plan. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, we changed our name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. We own and operate an online membership club that offers a comprehensive line of products and services at wholesale prices through our membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We did not generate any revenues in the fiscal year ending December 31, 2003.

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

THREE  MONTHS  ENDED  MARCH  31,  2004
NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003; therefore there were no operations for the three months ended March 31, 2003.

Revenues

We generated revenues of $827,627 for the three months ended March 31, 2004, due to the acquisition of NeWave.

 Operating  Expenses
--------------------

We incurred costs of $2,872,426 for the three months ended March 31, 2004, primarily due to of the acquisition of NeWave. The Operating Expenses were comprised mostly of investor services, advertising expenses and salaries.

Net  loss
---------

We had a net loss of ($2,599,612) for the three months ended March 31, 2004, due to increased operations from the acquisition of NeWave. The increase in expenses due to the factors above contributed mainly to the loss as well.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2004 was ($0.25).

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital, our operations will be curtailed. As of March 31, 2004, we had total Current Assets of $1,221,685 and Current Liabilities of $638,306. Cash and cash equivalents were $68,329. Our Stockholder's Deficit at March 31, 2004 was ($70,358).

We had a net usage of cash due to operating activities in March 31, 2004 of $(452,089). We had net cash provided by financing activities of $528,850 in the three months ended March 31, 2004 including $533,000 of proceeds for convertible debentures and $205,000 form related-party borrowings. We also had $28,000 from long term borrowings in the period ended March 31, 2004.

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

On January 25, 2004, we contracted to issued 25,000 shares of our common stock to Dutchess Private Equities Fund, as an incentive for an investment.

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

On January 26, 2004, we contracted to issued 25,000 shares of our common stock to eFund Capital Partners as an incentive for an investment.

On February 4, 2004, we issued a debenture to a related party totaling $155,000. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners for $150,000 advanced in 2003, and $155,000 advanced in 2004. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after February 19, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we contracted to issued 152,500 shares of our common stock to eFund Capital Partners as an incentive for an investment.

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

On March 5, 2004,, we issued 77,290 shares of our common stock for the conversion of $165,000 in previously-issued debentures.

On March 9, 2004, we were issued a revolving credit facility by shareholders totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due each month of $500. We also had another $100,000 of notes payable outstanding to another shareholder of ours. These notes bear interest at 15% and matured on March 4, 2004.


On March 10, 2004, we issued 10,000 shares of our common stock to each Dutchess Private Equities Fund, LP and eFund Capital Partners amounting to $25,000 each as an incentive for a loan. The shares were valued at $34,500.

On April 14, 2004, we contracted to issue 28,000 shares of our common stock to Jennifer Strohl for an incentive for an investment amounting to $28,000 advanced to us in 2003.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

On February 20, 2004, we initiated legal proceedings in Superior Court, County of Santa Barbara, Anacapa Division against Paydirt, L.P., a Utah limited partnership, alleging causes of action for usury, unfair business practices and unfair competition in connection with loan agreements entered into with Paydirt in September and November 2003. This action is entitled NeWave, Inc. et al. v. Paydirt, Case No. 01156046 (S.B.S.C.). The parties to the lawsuit dispute whether we currently owe Paydirt the sum of $225,829. Paydirt retained California counsel, who removed our superior court action to the United States District Court, Central District of California. On April 5, 2004, Paydirt filed a motion to dismiss our action. While this motion was pending, Paydirt initiated an action in the State of Utah, Washington County entitled Paydirt, LP v. NeWave, Inc. et al., Civil No. 040500597 (Wash. County, Utah). On May 3, 2004, the District Court dismissed our complaint without prejudice to our filing the action in Utah. Subsequently, we have settled the lawsuit by agreeing to make an aggregate payment to Paydirt of $180,000.

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

Item  2.  Changes  in  Securities

(a)  Amendment  to  the  Certificate  of  Incorporation

On January 30, 2004, the state of Utah accepted our certificate of amendment to our certificate of incorporation wherein (i) our name was changed to NeWave, Inc. and (ii) we effected a 344.33:1 reverse split. Shareholders received 1 share of NeWave for every 344.33 outstanding shares of Utah Clay Technology, Inc. We also authorized the creation and issuance of 95 shares of a Series C Convertible Preferred Stock, each share being entitled to 100,000 votes on all matters presented to the Corporation's shareholders for a vote.

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

On January 25, 2004, we contracted to issued 25,000 shares of our common stock to Dutchess Private Equities Fund, as an incentive for an investment.

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

On January 26, 2004, we contracted to issued 25,000 shares of our common stock to eFund Capital Partners as an incentive for an investment.

On January 27, 2004 we issued 250,000 shares of our common stock for services rendered.

On February 4, 2004, we issued a debenture to a related party totaling $155,000. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.

On February 18, 2004, we issued 50,000 shares of our common stock for services rendered

On February 18, 2004, we issued 750,000 shares of our common stock for Board compensation.

On February 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners for $150,000 advanced in 2003, and $155,000 advanced in 2004. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the the first reverse split in stock price after February 19, 2004. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On February 19, 2004, we contracted to issued 152,500 shares of our common stock to eFund Capital Partners as an incentive for an investment.

On March 2, 2004, we issued 30,000 shares of our common stock and agreed to issue an additional 250,000 shares for services to be rendered over a twelve month period.

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


On March 5, 2004,, we issued 77,290 shares of our common stock for the conversion of $165,000 in previously-issued debentures.

On March 10, 2004, we issued 10,000 shares of our common stock to each Dutchess Private Equities Fund, LP and eFund Capital Partners amounting to $25,000 each as an incentive for a loan.

On April 14, 2004,, we contracted to issue 28,000 shares of our common stock to Jennifer Strohl for an incentive for an investment amounting to $28,000 advanced to us in 2003.


The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Section 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

(d)  Not  Applicable

(e)  Not  Applicable

Item  3.  Defaults  Upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

We submitted the Amendment to the Certificate of Incorporation wherein (i) our name was changed to NeWave, Inc. and (ii) we effected a 344.33:1 reverse split to the shareholders on January 20, 2004. Of the 198,668,524 shares outstanding as of the record date, the majority shareholders, consisting of 160,345,416 shares voted to ratify the Amendments and were effective by the State of Utah as of January 30, 2004.

Item  5.  Other  Information.

On March 18, 2004, our Board of Directors unanimously voted to appoint Pacific Stock Transfer as our transfer agent located at: 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, (702) 361-3033.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

Exhibit Number  Description  of  Exhibit
--------------  -----------------------

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

3.2  Article  of  Amendment  to  Articles  of Incorporation (previously filed as
     Exhibit 3.2 to the Registrant's Quarterly Report of Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

3.3 Bylaws for Utah Clay Technologies, Inc.(previously filed as exhibit 3(ii) to the Registrant's Form SB-2/A on April 11, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, dated January 5, 2004. (previously filed as Exhibit 4.1 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, dated January 25, 2004. (previously filed as Exhibit 4.2 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.3 Debenture Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004. (previously filed as Exhibit 4.3 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.4 Debenture Agreement between the Registrant and eFund Capital Partners, LLC, dated February 19, 2004. (previously filed as Exhibit 4.4 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.5 Debenture Agreement between the Registrant and Preston Capital Partners dated March 3, 2004. (previously filed as Exhibit 4.5 to the Registrant's Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.6 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, II, dated February 4, 2004.

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

10.6 Sublease between the Registrant and Pinnacle Sales Group, LLC, dated August 18, 2003 (filed as Exhibit 10.1 to the Registrant's 10KSB filed on April
     14,  2004  and  incorporated  herein  by  reference).

10.7 Sublease Agreement between the Registrant and Mammoth Moving Inc., dated July 14, 2003 (filed as Exhibit 10.2 to the Registrant's 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.8 Consulting Agreement between NeWave and Luminary Ventures, Inc., dated March 2, 2004 (filed as Exhibit 99.1 to the Registrant's S-8 filed on March 11, 2004 and incorporated herein by reference).

10.9 Consulting Agreement between the Registrant and Jeffrey Conrad, dated January 30, 2004 (filed as Exhibit 99.2 to the Registrant's S-8 filed on February 13, 2004 and incorporated herein by reference).

10.10 Consulting Agreement between the Registrant and Catherine Basinger, dated January 30, 2004 (filed as Exhibit 99.3 to the Registrant's S-8 filed on February 13, 2004 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Forms  8-K

On February 12, 2004, we filed an 8-K Item 1. pursuant to a change in control of the Registrant.

On March 15, 2004, we filed an 8-K/A Item 1. pursuant to a change in control of the Registrant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  August  20,  2004                NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


Dated:  August  20,  2004
                                /s/  Barrett  Evans
                                -----------------
                                Barrett  Evans,  Interim  Chief
                                Financial  Officer