Form 10QSB
period 2004-06-30
NEWAVE INC
filed 2004-08-23
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 19, 2004, the Issuer had 11,245,039 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  ___  No X

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements
NEWAVE,  INC.  AND  SUBSIDIARY


TABLE  OF  CONTENTS
                                                           PAGE

UNAUDITED  CONSOLIDATED  CONDENSED BALANCE  SHEETS            1


UNAUDITED  CONSOLIDATED  CONDENSED STATEMENT  OF  OPERATIONS  2


UNAUDITED  CONSOLIDATED  CONDENSED STATEMENT  OF  CASH  FLOWS 3


NOTES  TO  CONSOLIDATED CONDENSED  FINANCIAL  STATEMENTS    4-5

                                  NEWAVE, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS
                                                                         June 30,
                                                                                2004
                                                                         ------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   134,977
Accounts receivable, net of allowance for doubtful accounts
of $185,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      318,756
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,127
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,939
Prepaid Consulting Services . . . . . . . . . . . . . . . . . . . . . .      674,050
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .       75,606
                                                                         ------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .    1,299,455
                                                                         ------------

PROPERTY & EQUIPMENT, net of accumulated depreciation
  and amortization of $65,881 . . . . . . . . . . . . . . . . . . . . .      362,691
                                                                         ------------

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .    15,642

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,677,768
                                                                         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of Credit . . . . . . . . . . .  . . . . . . . . . . . . . . . . .       55,513
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .      386,407
Loans payable - related parties . . . . . . . . . . . . . . . . . . . .       50,000
Current portion of notes payable . . . . . . . . . . . . . . . . . . . .     155,000
                                                                         ------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      646,920
                                                                         ------------

LONG TERM LIABILITIES
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,398
Convertible debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,110,500
                                                                         ------------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .    1,140,898
                                                                         ------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,787,818
                                                                         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 10,844,566 shares as of June 30, 2004.        11,145
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    3,483,532
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,545,388)
Subscription Receivable. . . . . . . . . . . . . . . . . . . . . . . . .     (59,880)
Share to be Issued. . . . . . . . . . . . . . . . . . . . . . . . . . .          541
                                                                         ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . . . .     (110,050)
                                                                         ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,677,768
                                                                         ============
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                          2004                          2004
                                 ------------------------------     -------------------------

REVENUE . . . . . . . . . . . .  $                    1,828,752                     2,656,379

OPERATING EXPENSES
    Salaries . . . . . . . . . .                        710,394                     1,190,110

    Advertising . . . . . . . . .                       648,940                     1,101,181

    Directors' Fees . . . . . . .                             0                     1,548,000

    Other operating expenses . .                        583,374                       975,843
                                 ------------------------------     -------------------------

 TOTAL OPERATING EXPENSES   . . .                     1,942,708                     4,815 134
                                 ------------------------------     -------------------------

Loss from operations. . . . . .                       (113,956)                   (2,158,755)
                                 ------------------------------     -------------------------

OTHER INCOME (EXPENSES)

Interest expense. . . . . . . .                       (115,737)                     (670,550)
                                 ------------------------------     -------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .                       (115,737)                     (670,550)
                                 ------------------------------     -------------------------

NET LOSS. . . . . . . . . . . .                       (229,693)                   (2,829,305)
                                 ------------------------------     -------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $                       (0.21)                        (0.26)
                                 ==============================     =========================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.                     11,079,181                     10,768,975
                                 ==============================     =========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS


                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                                  Six
                                                  months ended
                                                  June 30, 2004
                                                  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .  $    (2,829,305)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . . .          427,816
   Bad debt expense . . . . . . . . . .  . . . .           60,000
Issuance of stock for directors fees. . . . . . .       1,548,000
Debt conversion feature expense . . . . . . . . .         292,000
Debt Inducement Expense. . . . . . . . . . . . .          337,291
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . .         (169,012)
Accounts receivable - other . . . . . . . . .. .          (15,177)
Inventory. . . . . . . . . . . . . . . . . . . .          (10,838)
Other current assets . . . . . . . . . . . . . .          (75,606)
Other assets. . . . . . . . . . . . . . . . . ..          (15,642)
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . .           83,333
                                                  ----------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . .         (367,140)
                                                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . .         (189,246)
                                                  ----------------

NET CASH USED IN INVESTING ACTIVITIES. . . . . .         (189,246)
                                                  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay, Inc. . . .         (150,000)
Proceeds from line of credit. . . . . . . .. . .          515,078
Payments on line of credit. . . . . . . .. . . ..        (484,578)
Proceeds from issuance of convertible debentures          833,000
Payments on long term borrowings . . . . . . . .           (1,237)
Proceeds from related party debts. . . . . . . .           51,000
Payment on Related Party Debts. . . . . . . .. .         (100,000)
Proceeds from borrowings . . . . . . . . . . . .           28,000
                                                  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .          691,363
                                                  ----------------

NET INCREASE  IN CASH. . . . . . . . . . . . . .          134,977

CASH AT BEGINNING OF PERIOD. . . . . . . . . . .                0
                                                  ----------------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $       134,977
                                                  ================
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


                           NEWAVE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                       Business and Basis of Presentation
                       ----------------------------------

NeWave, Inc., formerly known as Utah Clay Technology, Inc. (together with its subsidiary, the "Company") offers an online club membership for a comprehensive line of products and services at wholesale prices. The Company's main source of revenue comes from membership fees from their clients. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce. The Company is doing business under the name "Onlinesupplier.com".

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

NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003; therefore there were no operations for the three months ended June 30, 2003.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements of the parent at December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Principle  of  Consolidation
----------------------------

The accompanying financial statements include the accounts of NeWave, Inc., formerly Utah Clay Technology, Inc. (legal acquired, the "Parent"), and its 100% subsidiary NeWave dba Onlinesupplier.com. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results for the six months ended June 30, 2004 include the accounts of NeWave dba Onlinesupplier.com, and the results of operations of the Parent from January 15, 2004 through June 30, 2004. No comparative results are presented for the three months ended June 30, 2003, as NeWave dba Onlinesupplier.com was not operating during this period.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash  Equivalents
-----------------

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Prepaid  Consulting  Services
-----------------------------

During the three months ended June 30, 2004,the Company issued 50,000 shares of common stock valued at $100,000 for business consulting services to be rendered during the next 12 months. During the three months ended March 31, 2004, the Company issued 580,000 shares common shares valued at $969,350 and paid $25,000 cash for advertising and legal services to be rendered during the following 8 to 12 months. The Company expensed $282,321 and $137,979 during the three months and six months ended June 30, 2004, respectively, leaving a prepaid balance outstanding of $674,050 at June 30, 2004.



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

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2004 and December 31, 2003, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue  Recognition
--------------------

The Company recognizes income when the products are shipped, and when the service is provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Net  Loss  Per  Share
---------------------

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for the three months and six months ended June 30, 2004 because they have an antidilutive effect in these periods.

Advertising  Costs
------------------

Advertising and promotional activities are expensed when incurred. Total advertising costs were $648,940 and $1,101,181 for the three months and six months ended June 30, 2004, respectively.

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


2.  NOTES  PAYABLE  AND  RELATED  PARTIES

The Company has a note payable to an unrelated party that was issued in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter. As of June 30, 2004, the balance of this note was $180,000, of which $155,000 is presented as current.

The Company has a consulting agreement with Barrett Evans, a member of the Board of Directors that was entered into on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month. The Company paid $8,000 on the agreement during the three months ended June 30, 2004 and owes $55,166 at June 30, 2004.

The Company has a consulting agreement with Michael Hill, the CEO, that was entered into on August 18, 2003. The term of the agreement was for twelve months at $12,000 per month. The Company paid $43,000 on the agreement during the three months ended June 30, 2004 and owes $59,000 at June 30, 2004.


3.  CONVERTIBLE  DEBENTURE

During the quarter ended June 30, 2004, the Company issued a discounted total of $300,000 worth of 8%, 5-Year Term, Convertible Debentures (the "Debentures"). The total discount in the amount of $60,000 is amortized over the 5-year term of the debentures. Total amortization was $2,500 for the three months ended June 30, 2004.

The Debentures shall pay six percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of
a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended June 30, 2004 has been recorded in the amount of $90,000.

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

6.  EQUITY

Common  Stock
-------------

During the quarter ended June 30, 2004, the following common stock transactions were made:

The Company physically issued 250,000 shares of the Company's common stock which were to be issued in the three months ended March 31, 2004 for services amounting to $430,000.

The Company also issued 50,000 shares of common stock for $100,000 of services during the three months ended June 30, 2004.

7.  STOCK  OPTIONS

The Company has a stock option plan, under which options granted may be "employee incentive stock option" as defined under Section 422 of the Internal revenue code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The Option Committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. The Company has not granted any option under the plan, through June 30, 2004.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion and analysis describes our results of operations for the three and six months ended June 30, 2004. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2003 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we have had no revenues since our inception. On January 15, 2004, we abandoned the business plan for Utah Clay Technologies. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, we changed our name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. We now own and operate an online membership club that offers a comprehensive line of products and services at wholesale prices through our membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

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

The Company recognizes income when the products are shipped, and when the service is provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

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


GOING  CONCERN  OPINION

Our unaudited financial statements for the quarter ended June 30 2004, reflect a net loss of $(229,693). These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. The Company is raising capital through convertible debentures. Management believes this will generate the additional cash required to fund the Company's operations and allow it to meet its obligations.

SIX  MONTHS  ENDED  JUNE  30,  2004

NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003; therefore there were no operations for the three and six months ended June 30, 2003.

Revenues

We generated revenues of $2,656,379 for the six months ended June 30, 2004,due to the acquisition of NeWave.

Operating  Expenses
-------------------

We incurred costs of $4,815,134 for the six months ended June 30, 2004, due to of the acquisition of NeWave and the increase in Revenue.

Net  Loss
---------

We had a loss of ($2,829,305) for the six months ended June 30, 2004, due to the acquisition of NeWave.


Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the six months ended June 30, 2004 was ($0.26).

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of June 30, 2004, we had total Current Assets of $1,229,455 and Current Liabilities of $646,920. Cash and cash equivalents were $134,977. Our Stockholder's Deficit at June 30, 2004 was ($110,050).

We had a net usage of cash due to operating activities in June 30, 2004 of $(367,140). We had net cash provided by financing activities of $691,363 in the six months ended June 30, 2004.

Capital  Commitments
--------------------

We have a note payable to an unrelated party that was issued in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter.

We have a consulting agreement with Barrett Evans, a member of the Board of Directors, that was entered into on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month. We paid $8,000 on the agreement during the three months ended June 30, 2004 and owe $55,166 at June 30, 2004.

We have a consulting agreement with Michael Hill, our CEO, that was entered into on August 18, 2003. The term of the agreement was for twelve months at $12,000 per month. We paid $43,000 on the agreement during the three months ended June 30, 2004 and owe $59,000 at June 30, 2004.

On March 2, 2004, we entered into a Consulting Agreement with Luminary Ventures, Inc. where in exchange for services, we agreed to pay the consultant the sum of $10,000 per month for non-accountable expenses. Payment may be made either: (i) in cash or (ii) shares of our common stock. The term of this agreement is twelve (12) months.

Financing  Activities
---------------------

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the Investor.

On April 2, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on April 2, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the Investor.

On May 5, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the Investor.

On May 5, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the Investor.

Subsidiaries
------------
As  of  June  30,  2004,  we  have  one  subsidiary,  Onlinesupplier.com,  Inc.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

On  February  20,  2004,  we  initiated  legal  proceedings  in  Superior Court,
County of Santa Barbara, Anacapa Division against Paydirt, L.P., a Utah limited partnership, alleging causes of action for usury, unfair business practices and unfair competition in connection with loan agreements entered into with Paydirt in September and November 2003. This action is entitled NeWave, Inc. et al. v. Paydirt, Case No. 01156046 (S.B.S.C.). The parties to the lawsuit dispute whether we currently owe Paydirt the sum of $225,829. Paydirt retained California counsel, who removed our superior court action to the United States District Court, Central District of California. On April 5, 2004, Paydirt filed a motion to dismiss our action. While this motion was pending, Paydirt initiated an action in the State of Utah, Washington County entitled Paydirt, LP v. NeWave, Inc. et al., Civil No. 040500597 (Wash. County, Utah). On May 3, 2004, the District Court dismissed our complaint without prejudice to our filing the action in Utah. Subsequently, we have settled the lawsuit by agreeing to make a payment to Paydirt of $180,000.


Item  2.  Changes  in  Securities

(c)  Recent  Sales  of  Unregistered  Securities

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On April 2 , 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on April 2, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On May 5, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On May 5, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price after the date in the preamble. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

During the quarter ended June 30, 2004, we issued 250,000 shares of our common stock which were to be issued in the three months ended March 31, 2004 for services amounting to $430,000, and 50,000 shares of our common stock for $100,000 of services.

With  respect to the sales of our common stock described above, we relied on the
Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item  3.  Defaults  Upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.  Other  Information.

     On April 9, 2004,we entered into a five-year and one half-month lease running from April 15, 2004 to April 30, 2009. The lease is for a 15,800 square feet of office space located a 30 South La Patera Ln.#7, Goleta, Ca 93117. There was an initial payment of $38,552.00 which included first month's rent of $15,042, a security deposit of $15,042 and common area operating expenses of $7,268. Our monthly lease payments are $19,276, which include $15,642 in rent and $3,634 for common area operating expenses.

     On May 20, 2004, we entered into a Lead Marketing Agreement with Applied Merchant Systems. The Agreement allows Online Supplier members access to merchant processing that enables credit card acceptance from their customers. The benefits of the merchant account include: no startup costs, acceptance of all major credit cards, and guaranteed 48 hour setup. E-commerce processing assists Online Supplier customers in establishing multiple payment options for their customers and maximizing revenue.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

Exhibit
Number  Description  of  Exhibit
--------------------------------

3.1 Articles of Incorporation (filed as Exhibit 3.(i) to the Registrant's SB-2/A filed on April 11, 2000 and incorporated herein by reference).

3.2  Amended  Articles  of  Incorporation  (filed  as  Exhibit  3.(i)  to  the
Registrant's 10QSB filed on November 14, 2001 and incorporated herein by reference).

3.3 Articles of Amendment to Articles of Incorporation, dated January 30, 2004 (filed as Exhibit 3.2 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

3.4 Bylaws (filed as Exhibit 3.(ii) to the Registrant's SB-2/A filed on April 11, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 5, 2004 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund dated January 25, 2004 (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.3 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated January 26, 2004 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.4 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004 (filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.5 Debenture Agreement between the Registrant and Preston Capital Partners, dated March 3, 2004 (filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 24, 2004 and incorporated herein by reference).

4.6 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, II, dated April 1, 2004.

4.7 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated April 2, 2004.

4.8 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, II, dated May 5, 2004.

4.9 Debenture Agreement between the Registrant and eFund Capital Partners, LLC dated May 5, 2004.

10.1 Sublease between the Registrant and Pinnacle Sales Group, LLC, dated August 18, 2003 (filed as Exhibit 10.1 to the Registrant's 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.2 Sublease Agreement between the Registrant and Mammoth Moving Inc., dated July 14, 2003 (filed as Exhibit 10.2 to the Registrant's 10KSB filed on
April  14,  2004  and  incorporated  herein  by  reference).

10.3 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 14, 2004 (filed as Exhibit 10.1 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.4 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 26, 2004 (filed as Exhibit 10.2 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.5 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004 (filed as Exhibit 10.3 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.6 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004 (filed as Exhibit 10.4 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.7 Registration Rights Agreement between the Registrant and Preston Capital Partners, LLC dated March 3, 2004 (filed as Exhibit 10.5 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

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

10.11  Consulting  Agreement  with  Barrett  Evans,  dated  August  18,  2003.

10.12  Consulting  Agreement  with  Michael  Hill,  dated  August  18,  2003.

10.13 Lead Marketing Agreement between the Registrant and Applied Merchant Systems, dated May 20, 2004

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Forms  8-K

On May 4, 2004, we filed an 8-K pursuant to a change in our certifying accountant.
On June 1, 2004, we filed an 8-K pursuant to a press release we issued to report our financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  August  23,  2004                NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


Dated:  August  23,  2004
                                /s/  Barrett  Evans
                                -----------------
                                Barrett  Evans,  Interim  Chief
                                Financial  Officer