Form 10QSB
period 2004-09-30
NEWAVE INC
filed 2004-11-22
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 333-34308

                                  NEWAVE, INC.


        (Exact name of small business issuer as specified in its charter)


     Utah                                                 87-0520575
  ----------                                           --------------
(State or other                                          (IRS Employer
jurisdiction of                                          Identification
incorporation or                                               No.)
organization)

                           404 EAST 1ST STREET, #1345
                              LONG BEACH, CA 90802
                     -----------------------------------
                  (Address of principal executive offices)

                                 (562) 983-5331
                                 --------------
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of September 30, 2004, the Issuer had 11,295,039 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           NEWAVE, INC. AND SUBSIDIARY



TABLE  OF  CONTENTS
                                                                          PAGE

UNAUDITED  CONSOLIDATED  CONDENSED  BALANCE  SHEETS                          1


UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS                2

UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS               3

NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS                 4-15



                                  NEWAVE, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                                                         Unaudited      Audited
                                                                         Sept 30,    December 31,
                                                                          2004           2003
                                                                         ----------  ------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $  188,930            -
Accounts receivable, net of allowance for doubtful accounts
of $185,000 and $125,000, respectively. . . . . . . . . . . . . . . . .     254,868       209,744
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,402             -
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,319        37,101
Prepaid Consulting Services . . . . . . . . . . . . . . . . . . . . . .     910,688             -
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     150,477        13,130
Receivable from related parties. . . . . . . . . . . . . . . . . . . .       30,000             -
Employee advances. . . . . . . . . . . . . . . . . . . . . . . . . . .            -        19,820
                                                                         -----------  -----------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  $1,586,684      $279,795
                                                                         -----------  -----------

PROPERTY & EQUIPMENT, net of accumulated depreciation
  and amortization of $91,672 and $33,365, respectively . . . . . . . .     396,526       205,941
                                                                         ------------  ----------

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,392            -

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,999,602      $485,736
                                                                         ============  ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    118,849      $ 24,914
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .     394,795       159,706
Loans payable - related parties . . . . . . . . . . . . . . . . . . . .      50,000       581,502
Current portion of notes payable . . . . . . . . . . . . . . . . . . . .    128,637        80,000
                                                                         ------------  ----------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .     692,281       846,122
                                                                         ------------  ----------

LONG TERM LIABILITIES
Convertible debt, net of discount of $774,677. . . . . . . . . . . . .    1,059,323       100,000
                                                                         ------------  ----------

 TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .   1,059,323       100,000
                                                                         ------------  ----------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,751,604       946,122
                                                                         ------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares at $.001 par
  value, issued and outstanding 11,295,039 shares as of September 30, 2004.  11,297            28
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .   4,351,457       144,972
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .  (4,055,417)     (605,386)
Subscription Receivable. . . . . . . . . . . . . . . . . . . . . . . . .    (59,880)            -
Share to be Issued. . . . . . . . . . . . . . . . . . . . . . . . . . .         541             -
                                                                         ------------  ----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . . . .     247,998      (460,386)
                                                                         ------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT). . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,999,602       485,736
                                                                         ============  ==========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  Three Months            Nine Months         August 18, 2003
                               Ended September 30,   Ended September 30,     thru September 30,
                                      2004                     2004                 2003
                               -------------------   -------------------    ------------------

REVENUE . . . . . . . . . . . .  $   2,105,183          $  4,761,562           $  334,267

OPERATING EXPENSES
    Salaries . . . . . . . . . .       815,013             2,005,123              134,126

    Advertising . . . . . . . . .      706,435             1,807,616              140,806

    Directors' Fees . . . . . . .                          1,548,000

    Other operating expenses . .       879,168             1,855,011              175,891
                                 -----------------    ------------------     -----------------

 TOTAL OPERATING EXPENSES   . . .    2,400,616             7,215,750              458,100
                                 -----------------    ------------------     -----------------

Loss from operations. . . . . .       (295,433)           (2,454,188)             116,556
                                 -----------------    ------------------     -----------------

OTHER INCOME (EXPENSES)

Interest expense. . . . . . . .       (219,596)             (890,146)              (7,277)
                                 ------------------   ------------------     -----------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .       (219,596)             (890,146)               7,277
                                 ------------------   -------------------    -----------------

NET LOSS. . . . . . . . . . . .       (515,029)           (3,344,334)            (123,833)
                                 ------------------   -------------------    -----------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $     (0.05)                   $(0.31)             $(.01)
                                 ==================   ===================    =================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.      11,227,980              10,923,658             9,500,000
                                 ==================   ===================    =================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      Nine          From August
                                                  months ended      18, 2003 thru
                                                  September 30,     September 30,
                                                      2004              2003
                                                  ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . .  $   (3,344,334)   $  (123,833)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . . .         771,569              -
   Bad debt expense . . . . . . . . . .  . . . .          90,000              -
Issuance of stock for directors fees. . . . . . .      1,548,000              -
Debt conversion feature expense . . . . . . . . .        458,500              -
Debt Inducement Expense. . . . . . . . . . . . .         337,291              -
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . .        (135,124)       (160,235)
Accounts receivable - other . . . . . . . . .. .          14,418          (9,800)
Prepaid Expenses . . . . . . . . . . . . . . . .        (440,000)              -
Inventory. . . . . . . . . . . . . . . . . . . .          (9,218)              -
Other current assets . . . . . . . . . . . . . .        (167,347)              -
Other assets. . . . . . . . . . . . . . . . . ..         (16,392)              -
Increase in current liabilities:
  Accrued expenses and accounts payable. . . . .         144,646          21,392
                                                  ----------------   ------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . .        (747,991)       (272,476)
                                                  ----------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . .        (248,892)       (58,317)
                                                  ----------------    -----------

NET CASH USED IN INVESTING ACTIVITIES. . . . . .        (248,892)       (58,317)
                                                  ----------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay, Inc. . . .        (150,000)             -
Proceeds from line of credit. . . . . . . .. . .       1,918,382          8,735
Payments on line of credit. . . . . . . .. . . ..     (1,824,447)             -
Proceeds from issuance of convertible debentures       1,660,300              -
Proceeds from issuance of stock. . . . . . . . .           1,000              -
Payment to reacquire stock. . . . . . . . . . .          (15,000)             -
Proceeds from bank borrowings. . . . . . . .. .                -          6,200
Payments on bank borrowings. . . . . . . . . . .          (1,998)             -
Payments on long term borrowings. . . . . . . .          (55,000)             -
Proceeds from related party debts. . . . . . . .          50,000              -
Payment on Related Party Debts. . . . . . . .. .        (317,424)       331,000
                                                  ----------------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .       1,185,813        345,935
                                                  ----------------    -----------

NET INCREASE  IN CASH. . . . . . . . . . . . . .         188,930         15,142

CASH AT BEGINNING OF PERIOD. . . . . . . . . . .                0             0
                                                  ----------------    ----------

CASH AT END OF PERIOD. . . . . . . . . . . . . .  $      188,930         15,142
                                                  ================    ==========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                           NEWAVE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  AND  BASIS  OF  PRESENTATION
--------------------------------------


NeWave, Inc., formerly known as Utah Clay Technology, Inc. (together with its subsidiary, the "Company") historically engaged in the mining, processing and marketing of minerals. After experiencing losses, NeWave sold substantially all of its assets relating to its prior operations. On December 23, 2003, NeWave, Inc. entered into an Agreement and Plan of Reorganization with NeWave dba Onlinesupplier.com in which NeWave dba Onlinesupplier became a wholly owned subsidiary of NeWave, Inc. The Agreement and Plan of Reorganization was consummated on January 15, 2004.

The Company currently offers an online club membership for a comprehensive line of products and services at wholesale prices. The Company's main source of revenue comes from membership fees from their clients. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce. The Company is doing business under the name "Onlinesupplier.com".

Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitalization of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave Onlinesupplier.com was the operating company. NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2003 audited financial statements were filed on September 2, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The Company is currently raising capital by issuing convertible debentures and plans to raise money through its Equity Line of Credit. Management believes this will generate the additional cash required to fund the Company's operations and allow it to meet its obligations.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying financial statements include the accounts of NeWave, Inc., formerly Utah Clay Technology, Inc. (legal acquired, the "Parent"), and its 100% subsidiary NeWave dba Onlinesupplier.com. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results for the nine months ended September 30, 2004 include the accounts of NeWave dba Onlinesupplier.com, and the results of operations of the Parent from January 15, 2004 through September 30, 2004. The 2003 results only include the operations of NeWave dba Onlinesupplier.com

USE  OF  ESTIMATES
------------------

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

PREPAID  CONSULTING  SERVICES
-----------------------------

During the nine months ended September 30, 2004,the Company issued 50,000 shares of common stock valued at $175,000 for business consulting services to be rendered during the next 12 months. A retainer fee of $10,000 is also payable at September 30, 2004 in relation to these services; and an additional $10,000 was paid in September 2004. During the nine months ended September 30, 2004, the Company made deposits totaling $440,000 for a marketing contract to be consummated during the three months ended December 31, 2004. During the three months ended March 31, 2004, the Company issued 580,000 shares common shares valued at $969,350 and paid $25,000 cash for advertising and legal services to be rendered during the following 8 to 12 months. The Company expensed $298,363 and $718,663 during the three months and nine months ended September 30, 2004, respectively, leaving a prepaid balance outstanding of $910,668 at September 30, 2004.

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

PROPERTY  &  EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years), tenant improvements (life of the lease - approximately 60 months). Leasehold improvements are amortized over the remaining lease term at the date of installation.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2004 and December 31, 2003, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE  RECOGNITION
--------------------

The Company recognizes income when the products are shipped, and when the service is provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable $6.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

NET  LOSS  PER  SHARE
---------------------

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for the three months and nine months ended September 30, 2004 and for the period from August 18, 2003 through September 30, 2003 because they have an anti-dilutive effect in these periods.

ADVERTISING  COSTS
------------------

Advertising and promotional activities are expensed when incurred. Total advertising costs were $706,435 and $1,807,616 for the three months and nine months ended September 30, 2004, respectively, and $140,806 for the period from August 18, 2003 through September 30, 2003.

INCOME  TAXES
-------------

No provision was recorded for Federal income tax since the Company has a significant operating loss. Through December 31, 2003, the Company incurred a net operating loss of $605,386. The net operating loss carry forwards may be used to reduce taxable income through the year 2022. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred tax asset has been recorded due to the uncertainty of its realization.

2.  NOTES  PAYABLE  AND  RELATED  PARTIES

The Company issued a note payable to an unrelated party in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter. As of September 30, 2004, the remaining balance of this note was $125,000, which is presented as current.

The Company entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month. The Company paid $6,230 on the agreement during the three months ended September 30, 2004 and owes $96,136 at September 30, 2004.

The Company entered into a consulting agreement with Michael Hill, the Chief Executive Officer, on August 18, 2003. The term of the agreement was for twelve months at $12,000 per month. The Company paid $51,000 on the agreement during the three months ended September 30, 2004 and owes $38,591 at September 30, 2004.

3.  CONVERTIBLE  DEBENTURES

During the quarter ended March 31, 2004, the Company issued a total of $533,000 worth of 6%, 5-Year Term, Convertible Debentures.

The Debentures pay six percent (6%) cumulative interest and are subject to automatic conversion at the end of five years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a)
75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded is interest expense in the amount of $202,000. Some of the debentures provided for the holders to be granted shares as inducement to contract the debentures. Inducement expense totaling $337,291 was recorded as interest expense during the three months ended March 31, 2004.

During the quarter ended June 30, 2004, the Company issued a discounted total of $300,000 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $60,000 is amortized over the 5-year term of the debentures. Total amortization was $2,500 for the three months ended June 30, 2004.

The Debentures pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of
a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended June 30, 2004 has been recorded in the amount of $90,000.

During the quarter ended September 30, 2004, the Company issued a discounted total of $666,000 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $111,000 is amortized over the 5-year term of the debentures. The holders of the debentures are also granted warrants to purchase 550,000 shares of common stock. The value of the warrant is $411,157, which is amortized over the 5 year term of the debentures . Total amortization was $54,778 for the three months ended September 30, 2004. The warrants associated with the convertible debenture are not detachable.

The Debentures shall pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 30, 2004 has been recorded in the amount of $166,500, equal to 25% of the face value of each note.


4.  COMMITMENTS  AND  CONTINGENCIES

Management believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial condition or operating results.


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


During the quarter ended September 30, 2004, the following common stock transactions were made:

The Company physically issued 100,473 shares of the Company's common stock which were to be issued in the three months ended March 31, 2004 in relation to the merger agreement consummated on January 15, 2004

The Company also issued 50,000 shares of common stock for $75,000 of services during the three months ended September 30, 2004.

The Company issued warrants to purchase 550,000 and 850,000 shares of common stock during the three months and nine months ended September 30, 2004, respectively.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis describes our results of operations for the three and nine months ended September 30, 2004. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

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

In September 2004, we organized Auction Liquidator, Inc. as a wholly-owned subsidiary to pursue opportunities related to eBay "drop off" or consignment stores. As of June 30, 2004, through their wholly-owned and majority-owned subsidiaries and affiliates, eBay had websites directed toward the United States, Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. eBay pioneered online trading by developing an Internet-based marketplace in which a community of buyers and sellers are brought together to buy and sell almost anything. The eBay online service permits sellers to list items for sale, buyers to bid on items of interest, and all eBay users to browse through listed items in a fully-automated, topically-arranged service that is available online seven days a week.

Auction Liquidator was organized to leverage the "Onlinesupplier" customer base to market the eBay drop-off concept. Customers desiring to sell an item on eBay but lacking technical knowledge or wishing to outsource the sale, can drop off the item at soon to be announced locations. The item is then shipped to Auction Liquidator's warehouse located in Long Beach, California where it will be photographed, detailed and eventually auctioned on eBay with a starting bid of $1.00. Once the item has sold, Auction Liquidator would receive the sale proceeds and deliver final payment to the customers less Auction Liquidator's commission of 22% - 35% and eBay's commission of 1.5% - 5.25%, depending on the sale price, and an eBay transaction cost of 2.9%. The customer incurs no other charges including shipping which is paid by Auction Liquidator. If the item is not successfully sold, it is returned to the customer at no cost. Auction Liquidators began to generate immaterial revenues in October 2004 and is expected to be fully operational by January 1, 2005. We are aware of several competitors in the eBay "drop-off" store arena including Auction Drop, Quikdrop and Door to Door auctions.

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

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, , e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years), tenant improvements (life of the lease - approximately 60 months). Leasehold improvements are amortized over the remaining lease term at the date of installation.

Expenditures  for  maintenance  and  repairs are charged to expense as incurred.

We  expense  advertising  costs  as  incurred.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable $6.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

GOING  CONCERN  OPINION

Our unaudited financial statements for the quarter ended September 30 2004, reflect a net loss of ($515,029). These conditions may raised a substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.

The Company is currently raising capital by issuing convertible debentures and plans to raise money through its Equity Line of Credit. Management believes this will generate the additional cash required to fund the Company's operations and allow it to meet its obligations.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE PERIOD BEGINNING AUGUST 18, 2003 AND ENDED SEPTEMBER 30, 2003

NeWave, Inc. dba Onlinesupplier.com commenced operations in August 2003; therefore there were no operations for the three and nine months ended September 30, 2003, however, results for our inception date of August 18, 2003 through September 30, 2003 are included.

REVENUES

We generated Revenues of $2,105,183 and $4,761,562 for the three and nine months ended September 30, 2004, respectively, as compared to $334,267 for the period beginning August 18, 2003 and ended September 30, 2003. As a result of our expansion, revenues increased due to an increase in online supplier membership enrollment and commissions received from third parties for services marketed to online supplier members


Operating  Expenses
-------------------

We incurred Operating Expenses of $2,400,616 and $7,215,750 for the three and nine months ended September 30, 2004, respectively, as compared to $458,100 for the period beginning August 18, 2003 and ended September 30, 2003. The increase in Operating Expenses is due to the increase in costs associated with our expansion which include increasing advertising, salaries, consulting expense, rent, telephone and Director's fees respectively to $706,435, $815,013, $78,180, $77,271, $65,799 and $0 for the three months ended September 30, 2004 and $1,807,616, $2,005,123, $272,009, $188,044, $142,072 and $1,548,000 for the nine month period ended September 30, 2004 as compared to $140,806, $134,126, $10,301, $12,319,$12,958 and $0 for the period beginning August 18, 2003 and ended September 30, 2003.

NET  LOSS
---------

We had a loss of ($515,029) and ($3,344,334) for the three and nine months ended September 30, 2004, respectively, as compared to a net loss of ($123,833) for the period beginning August 18, 2003 and ended September 30, 2003. The increase in net loss is due to the increase in Operating Expenses resulting from our expansion.

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------

Our basic and diluted loss per share for the three and nine months ended September 30, 2004 was ($0.05) and ($0.31), respectively.

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to further develop our wholly-owned subsidiaries OnlineSupplier and Auction Liquidator. We believe we have sufficient capital to continue to operate for the next twelve months, however if we are unable to raise any additional capital, the further development of our operations will be curtailed. We plan to raise up to $4.5 million through our Equity Line of Credit and by issuing convertible debentures. As of September 30, 2004, we had total Current Assets of $1,586,684 and Current Liabilities of $692,281. Cash and cash equivalents were $188,930. Our Stockholder's Deficit at September 30, 2004 was ($247,998).

We had a net usage of cash due to operating activities for the nine months ended September 30, 2004 of ($747,991) as compared to ($272,476) for the period beginning August 18, 2003 and ended September 30, 2003. We had net cash provided by financing activities of $1,185,813 for the nine months ended September 30, 2004, as compared to $345,935 for the period beginning August 18, 2003 and ended September 30, 2003. We had a net use of cash from Investing Activities in September 30, 2004 of $(248,892) as compared to ($58,317) for the quarter ended September 30, 2003. The deficit is due to our purchase of additional equipment for the business. We received a substantial portion of cash flow from financing activities, $1,185,813, specifically through the issuance of convertible debentures. Total cash on hand increased from $0 at the beginning of the period to $188,930 for the end of the period.

CAPITAL  COMMITMENTS
--------------------

We issued a note payable to an unrelated party in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter. As of September 30, 2004, the balance of this note was $125,000.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month. We paid $6,230 on the agreement during the three months ended September 30, 2004 and owe $96,136 at September 30, 2004.

We entered into a consulting agreement with Michael Hill, our Chief Executive Officer, on August 18, 2003. The term of the agreement was for twelve months at $12,000 per month. We paid $51,000 on the agreement during the three months ended September 30, 2004 and owe $38,591 at September 30, 2004.

On March 2, 2004, we entered into a Consulting Agreement with Luminary Ventures, Inc. where in exchange for services, we agreed to pay the consultant the sum of $10,000 per month for non-accountable expenses. Payment may be made either: (i) in cash or (ii) shares of our common stock. The term of this agreement is twelve months.


We owe Paydirt, LP, $180,000 pursuant to a lawsuit settlement entered into on May 3, 2004. We agreed to pay $30,000 upfront and the remaining amount in equal monthly installments of $12,500 for the next twelve months. As of September 30, 2004, the balance of this was $125,000.


FINANCING  ACTIVITIES
---------------------

On July 9, 2004, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $3.50 per share.

On August 15, 2004, we issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 120,000 of our common shares at an exercise price at $3.10 per share.

On August 15, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 50,000 of our common shares at an exercise price at $3.10 per share.

On September 25, 2004, we issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 185,000 of our common shares at an exercise price at $3.75 per share.

On September 25, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 50,000 of our common shares at an exercise price at $3.75 per share.

On March 3, 2004, we entered into an Investment Agreement with Preston Capital Partners, LLC, also referred to as an Equity Line of Credit. This agreement provides that, following notice to Preston, we may put to Preston up to $4.5 million in shares of our common stock for a purchase price equal to 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. For each put, Preston shall be required to purchase the number of Shares having an aggregate Purchase Price equal to the lesser of (i) the Put Amount set forth in the Put Notice, and
(ii) 20% of the aggregate trading volume of the Common Stock during the applicable Pricing Period times (x) the average of the lowest closing bid prices of our common stock during the specified Pricing Period. We can not use the Equity Line of Credit until we have an effective registration statement that registers the resale of the shares of common stock that we will issue pursuant to the Equity Line of Credit. We filed a registration statement with the SEC on October 8, 2004. As of November 22, 2004, the SEC has not declared the registration statement effective.

We believe our Investment Agreement with Preston will be sufficient to fund operations and capital requirements as presently planned over the next twelve months.

SUBSIDIARIES
------------

As of September 30, 2004, we have two subsidiaries, Onlinesupplier.com, Inc. and Auction Liquidator, Inc.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM  2.  Unregistered  Sales  of  Equity  Securities

On July 9, 2004, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II, L.P. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $3.50 per share.

On August 15, 2004, we issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 120,000 of our common shares at an exercise price at $3.10 per share.

On August 15, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, LLC to purchase 50,000 of our common shares at an exercise price at $3.10 per share.

On September 25, 2004, we issued convertible debentures of $222,000 to Dutchess Private Equities Fund, LP. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 185,000 of our common shares at an exercise price at $3.75 per share.

On September 25, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 50,000 of our common shares at an exercise price at $3.75 per share.

During the quarter ended September 30, 2004, the following common stock transactions were made:

We issued 100,473 shares of our common stock which were to be issued in the three months ended March 31, 2004 in relation to the merger agreement consummated on January 15, 2004.

We issued 50,000 shares of common stock for $175,000 of business consulting services to be rendered during the next 12 months.

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

None

ITEM  5.  OTHER  INFORMATION.

None

ITEM  6.  EXHIBITS

Exhibit
Number  Description  of  Exhibit
--------------------------------

3.1 Articles of Incorporation (filed as Exhibit 3.(i) to the Registrant's Registration Statement on Form SB-2/A filed on April 11, 2000 and incorporated herein by reference).

3.2  Amended  Articles  of  Incorporation  (filed  as  Exhibit  3.(i)  to  the
Registrant's Quarterly Report on Form 10QSB filed on November 14, 2001 and incorporated herein by reference).

3.3 Articles of Amendment to Articles of Incorporation, dated January 30, 2004 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

3.4 Bylaws (filed as Exhibit 3.(ii) to the Registrant's Registration Statement on FormSB-2/A filed on April 11, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, dated January 5, 2004 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.2 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, dated January 25, 2004 (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.3 Debenture Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.4 Debenture Agreement between the Registrant and eFund Capital Partners, LLC, dated February 19, 2004 (filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.5 Debenture Agreement between the Registrant and Preston Capital Partners, LLC dated March 3, 2004 (filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

4.6 Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated April 1, 2004 (filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

4.7 Debenture Agreement between the Registrant and eFund Capital Partners, dated April 2, 2004 (filed as Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

4.8 Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, dated May 5, 2004 (filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

4.9 Debenture Agreement between the Registrant and eFund Capital Partners, dated May 5, 2004 (filed as Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

4.10 Warrant Agreement between the Registrant and Dutchess Private Equities Fund II, LP, dated April 1, 2004 (filed as Exhibit 4.10 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.11 Warrant Agreement between the Registrant and eFund Capital Partners dated April 2, 2004 (filed as Exhibit 4.11 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.12 Warrant Agreement between the Registrant and Dutchess Private Equities Fund II, LP, dated May 5, 2004 (filed as Exhibit 4.12 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.13 Warrant Agreement between the Registrant and eFund Capital Partners dated May 5, 2004 (filed as Exhibit 4.13 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.14 Warrant Agreement between the Registrant and Dutchess Private Equities Fund II, LP, dated July 9, 2004 (filed as Exhibit 4.14 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.15 Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, LP, dated July 9, 2004 (filed as Exhibit 4.15 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.16 Debenture Agreement between the Registrant and Dutchess Private Equities Fund II, LP, dated August 15, 2004 (filed as Exhibit 4.16 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.17 Debenture Agreement between the Registrant and eFund Small Cap Fund, LP dated August 15, 2004 (filed as Exhibit 4.17 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.18 Warrant Agreement between the Registrant and Dutchess Private Equities Fund II, LP dated August 18, 2004 (filed as Exhibit 4.18 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.19 Warrant Agreement between the Registrant and eFund Small Cap Fund, LP dated August 18, 2004 (filed as Exhibit 4.19 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.20 Debenture Agreement between the Registrant and Dutchess Private Equities Fund, LP dated September 25, 2004 (filed as Exhibit 4.20 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.21 Debenture Agreement between the Registrant and eFund Small Cap Fund, LP dated September 25, 2004 (filed as Exhibit 4.21 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.22 Warrant Agreement between the Registrant and Dutchess Private Equities Fund, LP dated September 25, 2004 (filed as Exhibit 4.22 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

4.23 Warrant Agreement between the Registrant and eFund Small Cap Fund, LP dated September 25, 2004 (filed as Exhibit 4.23 to the Registrant's Registration
Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.1 Sublease between the Registrant and Pinnacle Sales Group, LLC, dated August 18, 2003 (filed as Exhibit 10.1 to the Registrant's 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.2 Sublease Agreement between and the Registrant and Mammoth Moving Inc., dated July 14, 2003 (filed as Exhibit 10.2 to the Registrant's 10KSB filed on
April  14,  2004  and  incorporated  herein  by  reference).

10.3 Investment Agreement between the Registrant and Preston Capital Partners, LLC dated September 13, 2004 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.4 Registration Rights Agreement between the Registrant and Preston Capital Partners, LLC, dated September 13, 2004 (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.5 Placement Agent Agreement between the Registrant, Preston Capital Partners, and Legacy Trading Co., LLC, Inc. dated September 13, 2004 (filed as Exhibit
10.5 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.6 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 14, 2004 (filed as Exhibit 10.1 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.7 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated January 26, 2004 (filed as Exhibit 10.2 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.8 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC, dated January 26, 2004 (filed as Exhibit 10.3 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.9 Registration Rights Agreement between the Registrant and eFund Capital Partners, LLC dated February 19, 2004 (filed as Exhibit 10.4 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.10 Registration Rights Agreement between the Registrant and Preston Capital Partners, LLC Partners, LLC dated March 3, 2004 (filed as Exhibit 10.5 to the Registrant's 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.11 Consulting Agreement between the Registrant and Luminary Ventures, Inc., dated March 2, 2004 (filed as Exhibit 99.1 to the Registrant's S-8 filed on
March  11,  2004  and  incorporated  herein  by  reference).

10.12 Consulting Agreement between the Registrant and Jeffrey Conrad, dated January 30, 2004 (filed as Exhibit 99.2 to the Registrant's S-8 filed on February 13, 2004 and incorporated herein by reference).

10.13 Consulting Agreement between the Registrant and Catherine Basinger, dated January 30, 2004 (filed as Exhibit 99.3 to the Registrant's S-8 filed on February 13, 2004 and incorporated herein by reference).

10.14  Consulting  Agreement with Barrett Evans, dated August 18, 2003 (filed as
Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

10.15  Consulting  Agreement  with Michael Hill, dated August 18, 2003 (filed as
Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

10.16 Lead Marketing Agreement between the Registrant and Vandalay Venture Group, Inc. d/b/a Applied Merchant, dated June, 2004 (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-QSB filed on August 23, 2004 and incorporated herein by reference).

10.17 Standard Multi-Tenant Office Lease between the Registrant and La Patera Investors dated April 9, 2004 (filed as Exhibit 10.17 to the Registrant's
Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.18 ASP Software Subscription Agreement between the Registrant and Net Chemistry, dated August 11, 2004 (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.19 Consulting Agreement between the Registrant and Pacific Shore Investments, LLC, dated August 15, 2004 (filed as Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.20 Membership Agreement between the Registrant and Memberworks, dated September 30, 2003 (filed as Exhibit 10.20 to the Registrant's Registration
Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.21 Amendment to Membership Agreement between the Registrant and Memberworks, Dated August 17, 2004 (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form SB-2 filed on October 8, 2004 and incorporated herein by reference).

10.22 Revolving Credit Facility between the Registrant and Dutchess Private Equities Fund and eFund, dated March 9, 2004.

10.23 Marketing Agreement between the Registrant and Traffix, Inc., dated September 15, 2004 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 14, 2004 and incorporated herein by reference).


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



Date:  November  22,  2004        NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


Dated:  November  22,  2004
                                /s/  Barrett  Evans
                                -----------------
                                Barrett  Evans,  Interim  Chief
                                Financial  Officer,  Principal
                                Accounting  Officer  and  Controller