Form 10KSB
period 2004-12-31
NEWAVE INC
filed 2005-04-15
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        COMMISSION FILE NUMBER 333-34308
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuer had $6,812,686 in net revenues for the fiscal year ended December 31, 2004.

As of March 31, 2005, the Issuer had 34,885,117 shares of common stock outstanding.

As of March 31, 2005 the aggregate market value of the Issuer's common stock held by non-affiliates was approximately $4,951,263 (calculated based on 3,414,664 non-affiliate shares outstanding at the closing price of $1.45).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                                  NEWAVE, INC.
                                     10-KSB

                                TABLE  OF  CONTENTS



PART  I                                                                 PAGE
NO.
ITEM  1.     DESCRIPTION OF BUSINESS.                                          2
ITEM  2.     DESCRIPTION OF PROPERTY.                                          6
ITEM  3.     LEGAL PROCEEDINGS.                                                6
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              7

PART  II
ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         7
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        9
ITEM  7.     FINANCIAL  STATEMENTS.                                           13
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             AND  FINANCIAL  DISCLOSURE.                                      24
ITEM  8A.    CONTROLS  AND  PROCEDURES.                                       24
ITEM  8B.    OTHER  INFORMATION.                                              24

PART  III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.        24
ITEM  10.    EXECUTIVE  COMPENSATION.                                         26
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.                  26
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.              27
ITEM  13.    EXHIBITS.                                                        30
ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.                      31





                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

OVERVIEW


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

Furthermore, our online membership program provides the following services and capabilities:

-  Automated  Webstore  Generation  and  Customization
-  Merchant  Processing  Capabilities
-  Domain  Name  Registration
-  Online  Training  Modules

We are a publicly traded company, which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "NWWV."

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

Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we had no revenues since our inception. On January 15, 2004, we abandoned the business plan for Utah Clay Technologies. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Utah corporation, Utah Clay Technologies, Inc. changed its name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. We own and operate an online membership club that offers a comprehensive line of products and services at wholesale prices through our membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We organized our subsidiary, Auction Liquidator, Inc., in September 2004 and it began to generate immaterial revenues in October 2004.

Through our wholly-owned subsidiary, Onlinesupplier.com, we offer a comprehensive line of products and services at wholesale prices through our online club membership. Additionally, our technology allows both large complex organizations and small stand-alone businesses to create, manage, and maintain effective website solutions for eCommerce. Onlinesupplier.com's web address is www.onlinesupplier.com. Auction Liquidator was organized to leverage the "Onlinesupplier" customer base to market the eBay drop-off concept. Auction Liquidator's web address is www.auctionliquidator.com

Our integrated suite of electronic commerce products enables individuals and businesses to conduct electronic commerce over the Internet at affordable price levels. Our products integrate transaction processing, accounting and financial systems, customer relationship management, advertising, merchant processing and a wide array of wholesale products. Our suite of products is accessed by our customers through our online club membership. Through our membership program, we charge our members a monthly fee for unlimited access to our products and services.

We are a publicly traded company, which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "NWWV.OB" The address of our principal executive office is 404 East 1st Street, #1345, Long Beach, California 90802. Our telephone number is (562) 983-5331. Our website address is www.newave-inc.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

INDUSTRY  BACKGROUND

eCommerce  Industry

Online shopping has established itself as a large and rapidly growing channel for consumers and merchants to buy and sell goods and services. According to Forrester Research, U.S. online retail sales will grow at a steady 19% Compound Annual Growth Rate over the next five years, from $95.7 billion in 2003 to $229.9 billion in 2008. Additionally, roughly 5 million new U.S. households will shop online each of the next five years, creating a total of 63 million U.S. online shopping households in 2008.

We believe that the key forces driving the growth of online shopping are convenience, selection and savings. The Internet offers around-the-clock access to millions of products and thousands of stores, unlike in-store shopping. It contains shopping information from a wide variety of sources, including merchant websites, manufacturer websites and other online content providers. Consumers utilize this convenience, selection and information to save time and money. We believe that individuals and businesses desire an integrated package that is inexpensive, comprehensive and easily navigable. We believe current electronic commerce applications in the market do not include complete functionality such as webstore generation, merchant processing capabilities, customer management, online training modules, domain name registration and an array of wholesale products. Accordingly, we believe there is a large demand for a complete electronic commerce product for individuals and businesses and that demand is not being currently met by any provider of electronic commerce products.

OUR  WEBSITE,  PRODUCTS  AND  SERVICES

We are a progressive internet-based direct marketing company and provider of product fulfillment solutions headquartered in Long Beach, CA. We bring value to consumers by designing and implementing membership programs that offer the services and discounts needed to stay competitive in today's online marketplace. As a consumer-driven organization, we offer a program that can fit the needs of today's multi-faceted customer. From payment solutions to product distribution, we give our customers access to every major area of e-commerce and provide a one-stop portal into the world of internet driven business solutions. Our wholly-owned subsidiary Online Supplier is in the business of providing its members the necessary tools to create and run a successful Internet auction business. We not only provide future business owners guidance in starting their own online business but also give them access to an array of wholesale merchandise and value-added services via our online membership program for resale online.

Our membership-based website Onlinesupplier.com provides our customers access to an array of various products and services designed to create or enhance their shopping experience and to promote our customers own ecommerce solution. We store approximately 450 products in our warehouse for distribution. Our members pay a monthly subscription fee, which allows them unlimited access to our product and service offerings.

Our  website  wholesales  approximately  1,100  products  in such categories as:
-  Consumer  Electronics;
-  Home,  Garden  and  Outdoor  Living  Products;
-  Kitchenware  and  Housewares;
-  Sports  and  Outdoor  Equipment;
-  Automobile  Accessories;
-  Tools  and  Hardware;
-  Jewelry;  and
-  Travel  Accessories.

For an additional monthly fee, our customers are also offered access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, and discounted entertainment packages. These services are currently offered to our customers through third party arrangements with suppliers such as MemberWorks Incorporated and GE Financial Services.

Furthermore, our online membership program provides the following services and capabilities:
-  Automated  Webstore  Generation  and  Customization;
-  Merchant  Processing  Capabilities;
-  Domain  Name  Registration;  and
-  Online  Training  Modules  (that  includes  online  auction  training).
-  Web  hosting

We generate revenues from monthly membership fees and product sales via our website.

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

We organized Auction Liquidator to leverage the "Onlinesupplier" customer base to market the eBay drop-off concept. Customers desiring to sell an item on eBay but lacking technical knowledge or wishing to outsource the sale, can drop off the item at any Fed Ex location nationwide. The item is then shipped to Auction Liquidator's warehouse located in Long Beach, California where it will be photographed, detailed and eventually auctioned on eBay with a starting bid of $1.00. Once the item has sold, Auction Liquidator would receive the sale proceeds and deliver final payment to the customers less Auction Liquidator's commission of 22% - 35% and eBay's commission of 1.5% - 5.25%, depending on the sale price, and an eBay transaction cost of 2.9%. The customer incurs no other charges including shipping which is paid by Auction Liquidator. If the item is not successfully sold, it is returned to the customer at no cost. Auction Liquidators began to generate immaterial revenues in October 2004 and was fully operational on January 1, 2005. We are aware of several competitors in the eBay "drop-off" store arena including Auction Drop, Quikdrop and Door to Door auctions.

In April, 2004, we organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers, for a $19.95 monthly membership fee. We intend to launch Discount Online Warehouse in mid to late 2005.

STRATEGIC  RELATIONSHIPS  AND  ALLIANCES

We  have  entered  into  strategic  relationships  or  alliances:

In June 2004, we entered into a Lead Marketing Agreement with Vandalay Venture Group, Inc. d/b/a Applied Merchant for an initial term of 60 days, automatically renewable for successive periods of one year. In exchange for our providing Applied Merchant with a number of brokered leads on a weekly basis, Applied Merchant will pay us fifty percent of the net monthly residual amount collected from leads marketed pursuant to the Agreement.

On August 11, 2004, we entered into a Software Subscription Agreement with NetChemistry, Inc. for a term of two years, automatically renewable. NetChemistry agreed to create a private label, branded solution for licensing our product and allowing the ability to provide self-serve managed eCommerce and non-eCommerce Web sites to our customers. In exchange, we agreed to pay NetChemistry a minimum monthly fee of $5,000, which includes the first 1,666 sites hosted at $3 each for the Newave Sales Web Sites, and $3 per site per month on sites 1 - 16,666 and $1 per site per month on sites over 16,667 for NeWave Sales Web Sites built using NetChemistry software. We also agreed to pay NetChemistry $7,000 for setup and $3,000 to purchase a server.

CUSTOMERS

As of December 31, 2004, we had approximately 20,000 current paid members although we have serviced over 100,000 paid members since our inception. Our customers consist primarily of individuals desiring assistance with organizing their own internet-based business.

Memberworks, Inc. makes up approximately 19% of our revenue. This is a significant customer and the loss of this relationship could cause result in decreasing revenues. However, we intend to expand and diversify our customer base to reduce our dependency on Memberworks over the next twelve months.

SALES  AND  MARKETING

December 31, 2004, we employed 150 telephone sales representatives that assist customers with making and processing orders. In addition, we employed 40 customer service representatives that address any issues that may arise while a customer is utilizing a product or service.

We primarily market our products throughout the United States. We advertise and market our products in industry magazines, local and regional news publications, online search engines, opt-in email marketing, and network marketing. By working with independent sales agents, we have been able to expand our reach to customers nationwide that are looking for our products. In addition, our online marketing campaign has significantly expanded our marketing effort that has decreased our marketing cost per acquisition.

We have signed TV game show host and celebrity personality Bob Eubanks to a personal services contract. Through his company Luminary Ventures, Mr. Eubanks will perform promotional and business development services for us and our wholly-owned subsidiary Onlinesupplier.com. We intend to launch our first infomercial in July 2005 featuring Mr. Eubanks.

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

COMPETITION

The environment for our products and services is intensely competitive. Our current and potential competitors include:

(1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing, such as, Wal-Mart Stores, Target Corporation, Kmart Corporation, Costco Wholesale Corporation, Sam's Club, BJ's Wholesale Club, Inc., and Best Buy,Inc.;
(2) other online eCommerce sites such as, Amazon, Sam's Club Online, Wal-Mart.com USA, LLC;
(3) a number of indirect competitors, including media companies, Web portals, and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers, such as Yahoo, AOL and Google; and
(4) companies that provide eCommerce services, including website developers and third-party fulfillment and customer-service providers, such as Yahoo, Go-Daddy, MSN, Network Solutions, Register.com, and Buydomains.

Additionally, we are aware of several competitors in the eBay "drop-off" store arena including Auction Drop, Quikdrop and Door to Door auctions.

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

INTELLECTUAL  PROPERTY

We have filed for a trademark for Online Supplier, onlinesupplier.com (date of use: August 18, 2003), NeWave, Inc.-tomorrow's innovations, today (date of use:
August 18, 2003), and Auction Liquidator, auctionliquidator.com, and Stop, Drop, n' Cash (date of use: September 1, 2004). We regard copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

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

Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.


TECHNOLOGY

Using a combination of our own technologies and commercially available, licensed technologies, we have implemented numerous features that simplify and improve the customer shopping experience, enable third parties to generate customized eCommerce solutions on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate.

OPERATIONS

Customer Service Center. We sublease approximately 16,000 square feet of office space in Goleta, California, which houses our customer service center and administration offices. This space accommodates our sales force as well. The lease is month to month and the base rent is $15,642 per month plus expenses, estimated at $0.22 per square foot, plus a pro rata share of utilities payable monthly in advance on the first day of each calendar month of the term of this sublease. The sublease expires on in April of 2009.

Auction Liquidator leases approximately 10,500 square feet of warehouse and office space in Signal Hill, California. The monthly rent is $7,612.50. The lease expires on September 2007 and we have an option to renew.

Warehousing and Shipping: Additionally, we lease approximately 2,200 square feet which serves as our product warehouse and shipping center. The lease was month to month and the rent is $2,340/month. The lease has expired and the Company has consolidated operations to the Long Beach facility. When sales are processed in our inbound call center the orders are processed, fulfilled and shipped from our warehouse. Shipments are made via UPS signature guarantee.

Third Party Suppliers: Some of the products we have listed on our website are fulfilled and shipped by third party suppliers. In addition, some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by these products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our eCommerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from these claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.

EMPLOYEES

As of December 31, 2004, we employed 225 employees, including customer service representatives, telephone sales representatives, and administrative and management personnel. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We anticipate that our business will continue to grow and that we will be required to hire additional employees to service our customer demand.

REGULATORY  RESTRICTIONS  ON  OUR  BUSINESS

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, telecommunication sales and eCommerce. These existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet, eCommerce and our Company. Unfavorable resolution of these issues may harm our business. Specifically, our inbound telephone center is regulated by the Federal Trade Commission and Federal Communication Commission. Under the Federal Trade Commission's Telemarketing Sales Rule and the Federal Communication Commission's Telephone Consumer Protection Act, we are subject to the Do Not Call Registry, limited in the use of pre-acquired account information, required to get certain authorizations and consents with regard to billing, required to make certain disclosure statements, prohibited from making misrepresentations, limited to when we may call consumers, required to transmit Called ID information, restricted in the trafficking of data, required to keep certain records, prohibited from abandoning certain outbound calls, and are subject to fines for unlawful activity. Furthermore, some of our merchant, advertising and marketing efforts are regulated by the same organizations and statutes, such as the CAN-SPAM Act limiting the transmission of unsolicited commercial electronic mail via the Internet, California Online Privacy Protection Act of 2003 requiring owners of commercial Web sites or online services to post a privacy policy, the Fair and Accurate Credit Transaction Act of 2003 ensuring that everyone is treated fairly when applying for credit and protecting consumers against identity theft, California Financial Information Privacy Act prohibiting the sharing of nonpublic personal information of a consumer with nonaffiliated third parties without the explicit prior consent of the consumer, California Civil Code Section 1798.82 requiring businesses to notify customers if an unauthorized person may have obtained access to their personal information and California Civil Code Section 1798.83 requiring disclosure of sharing for marketing purposes.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, we may not be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business' financial condition and results of operations

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The address of our principal executive office is 404 East 1st ST., #1345, Long Beach, CA 90802.

We sublease approximately 16,000 square feet of office space in Goleta, California, which houses our customer service center and administration offices. This space accommodates our sales force as well. The lease is month to month and the base rent is $15,642 permonth plus expenses, estimated at $0.22 per square foot, plus a pro rata share of utilities payable monthly in advance on the first day of each calendar month of the term of this sublease. The sublease expires on in April of 2009.

We also lease approximately 2,200 square feet which serves as our product warehouse and shipping center. The lease is month to month and the rent is $2,340 per month. The lease has expired expires on long beach

Auction Liquidator leases approximately 10,500 square feet of warehouse and office space in Signal Hill, California. The monthly rent is $7,612.50. The lease expires on September 2007 and we have an option to renew. We believe we will have to find additional space to lease to support our anticipated growth.


ITEM  3.  LEGAL  PROCEDINGS.

On February 20, 2004, we initiated legal proceedings in Superior Court, County of Santa Barbara, Anacapa Division against Paydirt, L.P., a Utah limited partnership, alleging causes of action for usury, unfair business practices and unfair competition in connection with loan agreements entered into with Paydirt in September and November 2003. This action is entitled NeWave, Inc. et al. v. Paydirt, Case No. 01156046 (S.B.S.C.). The parties to the lawsuit dispute whether we currently owe Paydirt the sum of $225,829. Paydirt retained California counsel, who removed our superior court action to the United States District Court, Central District of California. On April 5, 2004, Paydirt filed a motion to dismiss our action. While this motion was pending, Paydirt initiated an action in the State of Utah, Washington County entitled Paydirt, LP v. NeWave, Inc. et al., Civil No. 040500597 (Wash. County, Utah). On May 3, 2004, the District Court dismissed our complaint without prejudice to our filing the action in Utah. Subsequently, we have settled the lawsuit by agreeing to make a payment to Paydirt of $180,000. We agreed to pay $30,000 up front and the remaining amount in equal monthly installments of $12,500 for the next twelve months.

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.
ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2004, as reported by the Bloomberg Financial Network, are as follows:

2003 FISCAL YEAR*           HIGH BID        LOW BID
First Quarter                $1.14            $ 0.57
Second Quarter               $1.14            $ 0.34
Third Quarter                $6.31            $ .57
Fourth Quarter               $1.49            $ 0.45
*Price adjusted for 343.33:1 split

2004 FISCAL YEAR *
First Quarter                $1.43            $ .68
Second Quarter               $1.50            $ 1.00
Third Quarter                $1.33            $ 0.93
Fourth Quarter               $1.46            $ 1.08
*Price adjusted for 1:3 split


SHAREHOLDERS

As of March 28, 2005, there were approximately 209 holders of record of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 50,000 of our common shares at an exercise price at $4.60 per share.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 162,000 of our common shares at an exercise price at $3.00 per share.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 240,000 of our common shares at an exercise price at $3.75 per share.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

- we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

OVERVIEW

We have a limited operating history and, as of January 15, 2004, conduct business through our wholly-owned subsidiary, Onlinesupplier.com which offers a comprehensive line of products and services at wholesale prices through its online club membership. Additionally, our technology allows individuals, large complex organizations and small stand-alone businesses alike to create, manage, and maintain effective website solutions for eCommerce.


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

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years).

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

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable $6.95 fee to setup an account. The customer then has a fourteen day period to review our offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

Our audited financial statements for the twelve months ended December 31, 2004, reflect a net loss of ($3,884,862) and negative cash flows from operations of ($815,393). These conditions indicate a need to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. Additionally, we are currently raising capital by issuing convertible debentures and plan to raise money through our Equity Line of Credit. We believe this will generate the additional cash required to fund our operations and allow us to meet our obligations.



GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2003, reflect a net loss of $3,884,862. Although these conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we believe we could continue operating for the next twelve months without additional capital based on the cash flow generated from our acquisition of NeWave, Inc.

FIVE MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO TWELVE MONTH PERIODS ENDED DECEMBER 31, 2004

NET  REVENUES
-------------
Net revenues for the year ended December 31, 2004 were $6,548,633 compared to $1,126,087 for the five months ended December 31, 2003. The increase is due to increased memberships and revenue for lead referrals. We also experienced an increase in upsell revenues, which are revenues resulting from our clients using our referral programs. We also increased our advertising and marketing campaigns which contributed to the increase in Net Revenue for the fiscal year ending
2004. Our new subsidiary and the segments in which it operates has also contributed to an increase in Net Revenue.

OPERATING  EXPENSES

Operating Expenses for the year ended December 31, 2004 were $10,432,695 compared to $1,731,473 for the five months ended December 31, 2003. The increase was partially due to an increase in advertising expenses of $2,619,831. Salaries for the year ended 2004 increased to $2,619,831 due to hiring of new employees to handle the demand of the increased members. We issued shares of common stock recorded at $1,548,000 for director compensation in 2004. We had additional expenses for consulting totaling $531,578 and for rent in new facilities and offices totaling $256,935.

NET  LOSS

Net Loss for the year ended December 31, 2004 was ($3,884,862) compared to ($605,386) for the five months ended December 31, 2003 due to increased Operating Expenses discussed above, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

BASIC  AND  DILUTED  LOSS  PER  SHARE

Our basic and diluted loss per share for the year ended December 31, 2004 was ($.34) compared to ($25.77) for the five months ended December 31, 2003. The decrease in our loss per share is due to the increase in the issuances of stock for consulting services and director compensation and for the reverse merger completed in 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2004, our Total Current Assets were $1,474,128 and our Total Current Liabilities were $1,212,110. Our Stockholder's Equity at December 31, 2004 was $224,074.

As of December 31, 2004, we had debt of $961,003. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008 and 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

On March 3, 2004, we entered into an Investment Agreement with Preston Capital Partners, also referred to as an Equity Line of Credit. This agreement provides that, following notice to Preston, we may put to Preston up to $4.5 million in shares of our common stock for a purchase price equal to 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. For each put, Preston shall be required to purchase the number of shares having an aggregate purchase price equal to the lesser of (i) the put amount set forth in the put notice, and (ii) 20% of the aggregate trading volume of the common stock during the applicable during the five days after we deliver the put notice to Preston Capital Partners the average of the lowest closing bid price of our common stock during the five days after we deliver the put notice to Preston Capital Partners . We cannot use the Equity Line of Credit until we have an effective registration statement that registers the resale of the shares of common stock that we will issue pursuant to the Equity Line of Credit.

We believe our Investment Agreement with Preston will be sufficient to fund operations and capital requirements as presently planned over the next twelve months.

SEASONALITY

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

FINANCINGS

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

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 50,000 of our common shares at an exercise price at $4.60 per share.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 162,000 of our common shares at an exercise price at $3.00 per share.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 240,000 of our common shares at an exercise price at $3.75 per share.


COMMITMENTS

Minimum future rental payments under non-cancelable operating leases as of December 31, 2004 for each of the next five years and in the aggregate are as follows:




2005.  $187,704
2006.  $187,704
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $813,384
       ========


We issued a note payable to an unrelated party in 2003. This note was settled for $180,000 in August of 2004, payable $30,000 in August 2004, and $12,500 per month thereafter. As of December 31, 2004, the balance of this note was $125,000.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, on August 18, 2003. The term of the agreement was for twelve months at $10,000 per month. We paid $6,230 on the agreement during the three months ended September 30, 2004 and owe $96,136 at December 31, 2004.

We entered into a consulting agreement with Michael Hill, our Chief Executive Officer, on August 18, 2003. The term of the agreement was for twelve months at $12,000 per month. We paid $51,000 on the agreement during the three months ended September 30, 2004 and owe $38,591 at December 31, 2004.

On March 2, 2004, we entered into a Consulting Agreement with Luminary Ventures, Inc. where in exchange for services, we agreed to pay the consultant the sum of $10,000 per month for non-accountable expenses. Payment may be made either: (i) in cash or (ii) shares of our common stock. The term of this agreement is twelve months.

We owe Paydirt, LP, $180,000 pursuant to a lawsuit settlement entered into on May 3, 2004. We agreed to pay $30,000 upfront and the remaining amount in equal monthly installments of $12,500 for the next twelve months. As of December 31, 2004, the balance of this was $87,500.



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

                            RISKS ABOUT OUR BUSINESS

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our audited financial statements for the year ended December 31, 2004, reflect a net loss of ($3,884,862)) and negative cash flows from operations of ($815,393). These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. However, financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES, THEREFORE WE MAY NOT BE ABLE TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2004, we had total liabilities of $1,738,913. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008 and 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed, to plan for, or react to, changes in technology and in our business and competition, and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. We have many competitors in different industries, including both the retail and eCommerce services industries.

Many of our current and potential competitors such as SMC and Bargain.com have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and eCommerce service industries also may be able to devote more resources to technology development and marketing than we do.

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

WE DEPEND ON OUR RELATIONSHIPS WITH THIRD PARTIES, THE LOSS OF WHICH MAY RESULT IN LOSS OF CUSTOMERS.

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could adversely affect on our revenues and earnings.

IF  WE  CANNOT  PASS  ALONG  INCREASED  FEES  FROM  VISA  AND  MASTERCARD TO OUR
CUSTOMERS, WE WILL HAVE TO ABSORB THE INCREASES WHICH WOULD INCREASE OUR OPERATING COSTS AND REDUCE OUR PROFIT MARGIN.

From time to time VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

WE DEPEND ON CERTAIN CUSTOMERS AND IF WE LOSE ONE OF OUR SIGNIFICANT CUSTOMERS, OUR REVENUES MAY SUBSTANTIALLY DECREASE AND OUR BUSINESS MAY FAIL.

We sell a substantial portion of our product to one customer, Memberworks, Inc., which makes up approximately 19% of our revenue. During the period ended December 31, 2004, sales to that customer totaled $1,420,005. At December 31, 2004, amounts due from that customer included in trade accounts receivable were $26,753. If this customer stops generating orders for us altogether, and we are unable to obtain comparable orders from other customers, our revenues would decrease.

WE RELY ON CO-MARKETING ALLIANCES TO GENERATE ADDITIONAL REVENUE FROM OUR EXISTING CUSTOMERS.

We have co-marketing arrangements with strategic partners in which we agree to market their services to our existing customers. These "upsell" services account for approximately 47% of our total current revenue. If these partners either fail provide to adequate services to our customers or decline to renew our agreements, our gross revenue could decline which would effect our overall financial stability.

WE MAY EXPERIENCE BREAKDOWNS IN OUR HOSTING SERVICES, INFRASTRUCTURE OR PAYMENT PROCESSING SYSTEMS, WHICH MAY EXPOSE US TO LIABILITIES AND CAUSE CUSTOMERS TO ABANDON OUR PRODUCTS AND SERVICES.

We may experience interruption in hosting service due to upgrades being implemented into hosting software. In addition interruption in service, transmission downtime, and or outages may be cause at the wholesale communication distribution level (i.e. Verizon). This may expose us to liability, which may cause customers to abandon our service.

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:

-Acts of God such as fire or earthquakes, -power loss,
-terrorist  attacks,
-telecommunications  failure,
-unauthorized  entry  by  hackers,  or
-other  events.

Although we regularly back up data from operations and take other measures to protect against loss of data, there is still some risk that our services may breakdown or we will lose data. Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or other sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, these contractual limitations on liability may not be enforceable, and our insurance coverage may not be adequate to cover all liabilities we might sustain. Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

IF WE ARE UNSUCCESSFUL IN MAKING, INTEGRATING, AND MAINTAINING COMMERCIAL AGREEMENTS, STRATEGIC ALLIANCES, AND OTHER BUSINESS RELATIONSHIPS, THEN OUR BUSINESS COULD SUFFER.

Our business plan contemplates that we will enter into commercial agreements, strategic alliances, and other business relationships with third parties. We have entered into agreements to provide eCommerce services to other businesses and we plan to enter into similar agreements in the future. Under these agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and successfully develop the various components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable and cause the company to be in default of agreement or planned compensation. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business's website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement, which may cause substantial loss of revenue, or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms, which will not enable us to stay competitive with in the industry.

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as these agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of these agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

IF WE LOSE KEY SENIOR MANAGEMENT PERSONNEL OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

We depend on the continued services and performance of our senior management and other key personnel, particularly Michael Hill, our Chief Executive Officer and Director. Mr. Hill has been the primary employee involved in the integration of our subsidiaries Online Supplier and Auction Liquidator. We do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

IF OUR WEBSITES ARE NOT CONTINUALLY AVAILABLE TO OUR CUSTOMERS AND THE PUBLIC OR THERE IS LACK OF INTEGRATION AND REDUNDANCY IN OUR SYSTEMS, OUR SALES MAY DECREASE.

Customer access to our websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade in an effective manner our systems and network infrastructure, it could cause system interruptions that adversely affect our operating results.

Our websites could be damaged or interrupted by fire, flood, power loss, telecommunications failure, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could result in website interruption and delays that could prevent us from accepting and fulfilling customer orders.

If our websites are not continually available to our customers and the public or there is a lack of integration and redundancy in our system, our sales may decrease. We may experience interruption in hosting service due to upgrades, communication downtime, and or outages at the wholesale communication distribution level (i.e. Verizon). This may expose us to liability, which may cause customers to abandon our service. Some of our customers are acquired via Internet advertising and interruption in service may extend a decrease in gross sales.

Should these problems occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

WE COULD BE LIABLE IF WE FAIL TO MITIGATE BREACHES OF SECURITY ON OUR WEBSITE AND FRAUDULENT ACTIVITIES OF USERS OF OUR PAYMENTS PROGRAM, WHICH COULD INCREASE OUR EXPENSES AND LOWER OUR OPERATING RESULTS.

A fundamental requirement for eCommerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We guarantee payments made through our payments program available to sellers on Marketplace and certain other programs up to certain limits for buyers, and we may be unable to prevent users from fraudulently collecting payments when goods may not be shipped to a buyer. As our payments program grows, our liability risk will increase. Any costs we incur as a result of liability because of our payments program's guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable.

We could be liable if we fail to mitigate breaches of security on our website and fraudulent activities of users of our payments program, which could increase our expenses and lower our operating results. If an individual or group were to take unauthorized control of our hosting servers to generate "spam" or any other example of fraudulent activity, this could cause situation-specific Internet service providers "ISP(s)" to block communications with our Internet service provider not allowing for communications with customers being serviced by the above referenced "ISP(s)".

IF GOVERNMENT REGULATION OF THE INTERNET AND ECOMMERCE RESULTS IN UNFAVORABLE CHANGES, OUR BUSINESS COULD BE HARMED.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and eCommerce. Unfavorable resolution of these issues may harm our business. On November 11, 2004 the Federal Communications Commission ruled that providers of Internet-based phone call services fall under jurisdiction of the federal government and cannot be regulated by states. We executed an agreement with an Internet-based phone call services provider
VoiceGlo to resell their Internet-based telephony service to our customers. It is currently unclear how the Federal Communications Commission ruling will affect our business.

WE MAY BE SUBJECT TO LIABILITY FOR PAST SALES, THEREFORE DECREASING OUR FUTURE SALES

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

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than California. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could increase our costs and decrease our future sales.

IF WE DO NOT ADAPT QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS, OUR EXISTING WEBSITES MAY BECOME OBSOLETE.

Technology in the eCommerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing websites and proprietary technology obsolete.

ITEM  7.  FINANCIAL  STATEMENTS.


NEWAVE,  INC.


TABLE  OF  CONTENTS                              PAGE

INDEPENDENT  AUDITORS'  REPORT                    1


BALANCE  SHEETS                                   2


STATEMENTS  OF  OPERATIONS                        3


STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)  4


STATEMENTS  OF  CASH  FLOWS                       5


NOTES  TO  FINANCIAL  STATEMENTS                 6-13








                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
NeWave,  Inc.
Long  Beach,  CA


We have audited the accompanying consolidated balance sheets of NeWave, Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeWave, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $7,189256 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers Hall & Johnson
Denver,  Colorado
April  11,  2005








                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
    FROM INCEPTION, AUGUST 18, 2003 THROUGH DECEMBER 31, 2003 as compared to the twelve months ended December 31, 2004:



                                                                      2004        2003
                                                               ------------  ----------
ASSETS:
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   210,361   $       -
   Accounts Receivable. . . . . . . . . . . . . . . . . . . .      514,956     334,744
   Allowance for Doubtful Accounts. . . . . . . . . . . . . .     (215,000)   (125,000)
   Other Receivables. . . . . . . . . . . . . . . . . . . . .      724,865      19,820
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .       39,796      37,101
   Prepaid Expenses . . . . . . . . . . . . . . . . . . . . .      199,150      13,130
                                                               ------------  ----------
      Total Current Assets. . . . . . . . . . . . . . . . . .    1,474,128     279,795
                                                               ------------  ----------

FIXED ASSETS:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .      213,664     213,664
   Furniture  & Fixtures. . . . . . . . . . . . . . . . . . .       74,798      74,798
   Computers & Software . . . . . . . . . . . . . . . . . . .      163,138           -
   Leasehold Improvements . . . . . . . . . . . . . . . . . .       89,922           -
                                                               ------------  ----------
       Total Fixed Assets . . . . . . . . . . . . . . . . . .      541,522     288,462
       Less: Accumulated Depreciation . . . . . . . . . . . .     (119,053)    (82,521)
                                                               ------------  ----------
           Net Fixed Assets . . . . . . . . . . . . . . . . .      422,469     205,941
                                                               ------------  ----------

OTHER ASSETS:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . .       66,390           -
                                                               ------------  ----------
      Total Other Assets. . . . . . . . . . . . . . . . . . .       66,390           -
                                                               ------------  ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,962,987   $ 485,736
                                                               ============  ==========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable. . . . . . . . . . . . . . . . . . . . .  $   391,918   $ 184,620
    Notes Payable . . . . . . . . . . . . . . . . . . . . . .      165,429           -
    Notes Payable - related party . . . . . . . . . . . . . .      150,000     581,502
    Deferred Revenue. . . . . . . . . . . . . . . . . . . . .       70,563           -
    Convertible Debentures - current. . . . . . . . . . . . .      434,200      80,000
                                                               ------------  ----------
        Total current liabilities . . . . . . . . . . . . . .    1,212,110     846,122
                                                               ------------  ----------

LONG-TERM DEBT
    Convertible Debentures - Long Term. . . . . . . . . . . .      526,803     100,000
                                                               ------------  ----------
        Total long-term debt. . . . . . . . . . . . . . . . .      526,803     100,000
                                                               ------------  ----------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 11,295,039 shares issued
  and outstanding at December 31, 2004 . . . . . . . . . . . .      11,297          28
Additional paid-in capital . . . . . . . . . . . . . . . . . .   4,868,061     144,972
Shares to be issued. . . . . . . . . . . . . . . . . . . . .          541           -
Subscriptions receivable . . . . . . . . . . . . . . . . . .      (59,880)          -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (4,595,945)   (605,386)
                                                              ------------  ----------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . . . . .      224,074    (460,386)
                                                              ------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . . . . .   $ 1,962,987   $ 485,736
                                                               ============  ==========
See accompanying notes to financial statements




                                  NEWAVE, INC.
                          CONSOLIDATED Income statement
    FROM INCEPTION, AUGUST 18, 2003 THROUGH DECEMBER 31, 2003 as compared to the twelve months ended December 31, 2004:



                                         Year Ended  December, 31
                                         ---------------------------
                                                  2004         2003
                                         --------------  -----------

REVENUE:
   Membership Revenue . . . . . . . . .  $   3,172,524   $1,151,517
   Upsell Revenue . . . . . . . . . . .      2,247,040            -
   Lead Revenue . . . . . . . . . . . .      1,149,934            -
   Other Revenue. . . . . . . . . . . .        243,188            -
                                         --------------  -----------

      Total Revenue . . . . . . . . . .      6,812,686    1,151,517
                                         --------------  -----------

   Cost of Goods Sold . . . . . . . . .        264,053       25,430
                                         --------------  -----------

NET REVENUE . . . . . . . . . . . . . .      6,548,633    1,126,087
                                         --------------  -----------

EXPENSES:
    Salaries. . . . . . . . . . . . . .      2,665,935      544,331
    Advertising . . . . . . . . . . . .      2,619,831      425,473
    Directors Fees. . . . . . . . . . .      1,548,000            -
    Consulting Fees . . . . . . . . . .        531,578      134,326
    Rent. . . . . . . . . . . . . . . .        256,935       54,804
    Professional Fees . . . . . . . . .        249,866            -
    Financing Inducment Fees. . . . . .        221,125            -
    Internet Expense. . . . . . . . . .        869,431       62,414
    Investor Relations. . . . . . . . .        219,905            -
    Telephone . . . . . . . . . . . . .        211,742       52,692
    Payroll Taxes . . . . . . . . . . .        203,870       71,801
    Webhosting Fees . . . . . . . . . .        157,180            -
    Insurance . . . . . . . . . . . . .        105,601       11,865
    Bad Debt Expense. . . . . . . . . .         91,011      125,000
    Depreciation and Amortization . . .         85,688       33,365
    Other operating expenses. . . . . .        394,997      215,402
                                         --------------  -----------

        Total Expenses. . . . . . . . .     10,432,695    1,731,473
                                         --------------  -----------

LOSS BEFORE INCOME TAXES. . . . . . . .     (3,884,062)    (605,386)
                                         --------------  -----------

    Provision for income taxes. . . . .            800            -
                                         --------------  -----------

NET LOSS. . . . . . . . . . . . . . . .     (3,884,862)    (605,386)
                                         ==============  -----------


BASIC AND DILUTED LOSS PER COMMON SHARE  $       (0.34)  $   (25.77)
                                         ==============  ===========

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES OUTSTANDING.     11,295,039       27,590
                                         ==============  ===========





                                  NEWAVE, INC.
                        CONSOLIDATED Cash flow statement
    FROM INCEPTION, AUGUST 18, 2003 THROUGH DECEMBER 31, 2003 as compared to the twelve months ended December 31, 2004:



                                                      Year Ended
                                                      December 31,
                                                      --------------
                                                               2004         2003
                                                      --------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . .  $  (3,884,862)  $ (605,386)
  Stock issued for services. . . . . . . . . . . . .      2,693,975            -
  Depreciation . . . . . . . . . . . . . . . . . . .      1,030,888       33,365
  Bad Debt Expense . . . . . . . . . . . . . . . . .         91,011      125,000
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable . . . . . . . .       (181,223)    (334,744)
   (Increase) in other receivables . . . . . . . . .       (721,059)           -
   (Increase) in other assets. . . . . . . . . . . .         29,144      (32,950)
   (Increase) in deposits. . . . . . . . . . . . . .        (66,392)           -
   Increase Deferred Revenue . . . . . . . . . . . .         70,563            -
   Increase (Decrease) accounts payable and accruals        125,257      159,706
                                                      --------------  -----------
NET CASH FLOWS USED BY OPERATING ACTIVITIES. . . . .       (812,698)    (655,009)
                                                      --------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets. . . . . . . . . . . . .       (302,214)     (94,306)
   Increase in Inventory . . . . . . . . . . . . . .         (2,695)     (37,101)
                                                      --------------  -----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES. . .       (304,909)    (131,407)
                                                      --------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment for acquisition of Utah Clay Technology .       (150,000)           -
   Proceeds from line of credit. . . . . . . . . . .              -       24,914
   Payment on line of credit . . . . . . . . . . . .        (24,914)
   Proceeds from notes payable - related . . . . . .        116,585    1,247,230
   Payment on notes payable - related. . . . . . . .       (272,424)    (665,728)
   Proceeds from notes payable & debentures. . . . .      1,773,000      188,000
   Payment on long-term debt . . . . . . . . . . . .        (95,279)      (8,000)
   Payment to reacquire stock. . . . . . . . . . . .        (20,000)           -
   Issuance of Common Stock. . . . . . . . . . . . .          1,000            -
                                                      --------------  -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. . .      1,327,968      786,416
                                                      --------------  -----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . .        210,361            -
                                                      --------------  -----------

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .              -            -
                                                      --------------  -----------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $     210,361   $        -
                                                      ==============  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

    Cash paid for interest . . . . . . . . . . . . .  $      65,042   $   25,000
                                                      ==============  ===========
    Cash paid for taxes. . . . . . . . . . . . . . .  $         800   $        -
                                                      ==============  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

    Stock issued for services. . . . . . . . . . . .      2,268,394       20,417







                               Common Stock       Preferred Stock
                            ----------------  -------------------    Addit-                 Stock                    Total
                                                                     ional       Shares     Sub         Accum-       Stock-
                                       Par                   Par     Paid In      To be     Recei-      ulated       holders'
                             Shares   0.001     Shares      0.001    Capital     Issued     vable       Deficit      Equity
                            -------  -------  ----------  --------  -----------  -------  ----------  ------------  ------------
BALANCE,
December 31, 2003. . . . .       -         -      27,590        28     144,972         -          -      (605,386)     (460,386)
                            -------  -------  ----------  --------  -----------  -------  ----------  ------------  ------------
Recapitalization
upon reverse merger
acquisition. . . . . . . .      94         -     572,159       574    (153,997)        -    (59,880)     (105,697)     (319,000)

Issuance of
common stock
for preferred stock. . . .     (94)        -   9,418,000     9,418      (9,418)        -          -             -             -

Issuance of
common stock
for consulting
services . . . . . . . . .       -         -     430,000       430   1,128,670       250          -             -     1,129,350

Issuance of
common stock
for director's
compensation . . . . . . .       -         -     750,000       750   1,547,250         -          -             -     1,548,000

Beneficial
conversion feature
on convertible
debentures . . . . . . . .       -         -           -         -     655,616        50          -             -       655,666

Conversion
of debentures. . . . . . .       -         -      77,290        77     252,835        88          -             -       253,000

Issuance of
stock warrants
for debt
inducement . . . . . . . .       -         -      20,000        20   1,302,133       153          -             -     1,302,306

Net loss . . . . . . . . .       -         -           -         -           -         -          -    (3,884,862)   (3,884,862)
                            -------  -------  ----------  --------  -----------  -------  ----------  ------------  ------------

BALANCE, December 31, 2004       -   $     -  11,295,039  $ 11,297  $4,868,061   $   541  $ (59,880)  $(4,595,945)  $   224,074
                            =======  =======  ==========  ========  ===========  =======  ==========  ============  ============


                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2004


Note  1  -  Organization  and  Summary  of  Significant  Accounting  Policies:
            ------------------------------------------------------------------

Organization:
-------------

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. On December 24, 2003 the Company entered into an Agreement and Plan of Reorganization with Ne.Wave, Inc. a Nevada corporation, pursuant to which the Company agreed that NeWave, Inc. would become the wholly-owned subsidiary subject to the parties to the Agreement meeting certain conditions. The parties to the Agreement satisfied the required conditions to close on January 15, 2004, including transfer of all funds. On January 15, 2004, all outstanding shares of Utah Clay Technology, Inc. common stock were acquired by NeWave, Inc. The purchase price consisted of $150,000 and the assumption of $165,000 in convertible debt for 576,968 shares of NeWave, Inc. dba Onlinesupplier.com's common stock. Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitaliztion of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave dba Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave dba Onlinesupplier.com was the operating company. Effective February 11, 2004 the Company changed its name from Utah Clay Technology, Inc. to Newave, Inc. The company offers a comprehensive line of products and services at wholesale prices through an
online  club  membership.   Additionally,  the  Company  creates,  manages  and
maintains  effective  website  solutions  for  eCommerce.

Basis  of  Accounting:
----------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash  and  Cash  Equivalents:
----------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use  of  Estimates:
-------------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property  &  Equipment:
-----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.


Income  Taxes:
--------------

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

Basic  and  Diluted  Net  Loss  per  Share:
-------------------------------------------

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock  Based  Compensation:
---------------------------

The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

Fair  Value  of  Financial  Instruments:
----------------------------------------

Statement of financial accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimated of fair value.

Comprehensive  Income:
---------------------

Statement of financial accounting standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.


Accounts  Receivable:
---------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed.

Inventory:
----------

Inventories consist of a variety of wholesale goods purchased for individual resale and are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.

Revenue  Recognition:
---------------------

The Company recognizes income when the products are shipped and when the service is provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 101. Revenue for the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral.
The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Note  2  -  Federal  Income  Taxes:
            -----------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                   2004              2003
                                                  -------          --------
Deferred  tax  assets
     Net  operating  loss  carryforwards         $7,189,256        $4,928,377
     Valuation allowance                         (7,189,256)       (4,928,377)
                                               -------------    -------------
     Net  deferred  tax  assets               $             0   $         0
                                              ===============  =============


At December 31, 2004, the Company had net operating loss carryforwards of approximately $7,189,256 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note  3  -  Going  Concern:
            ---------------

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $7,189,256 for the period ended December 31, 2004. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from officers of the Company.


Note  4  -  Accounts  Payable  &  Accrued  Expenses:
            ----------------------------------------

     Accounts  Payable                              $  92,496
     Accrued  Advertising                              57,671
     Accrued  P/R  Taxes                               47,667
     Accrued  Consulting  Fees                        106,955
     Miscellaneous  Accruals                           87,129
                                                     ----------
                                                     $391,918
                                                     ========

Note  5  -  Notes  Payable  -  Related  Parties  and  Others:
            -------------------------------------------------

Notes  Payable  -  Others:
--------------------------
Note  Payable - Line of Credit, none interest bearing,
                     due  on  demand.                    $  50,073

Notes  Payable to others, bearing an interest rate of
     10%  per  annum,  unsecured  and  due  on  demand.    115,356
                                                          --------
                                                          $165,429
                                                          ========

Notes  Payable  -  Related  Parties:
------------------------------------

     Note  Payable  to  an  affiliated  company,  unsecured,
     none  interest  bearing  and  due  on  demand.               $150,000
                                                                  ========


Note  7  -  Convertible  Debenture:
            -----------------------

On January 15, 2004 the Company issued $250,000 worth of 6%, 5-year Term, Convertible Debentures, (the "Debentures), on January 25, 2004;
the Company issued $355,000 worth of 6%, 5-year Term, Convertible Debentures, on January 26, 2004;
the Company issued $50,000 worth of 6%, 5-year Term Convertible Debentures, on March 3, 2004 ;
the Company issued $28,000 worth of 6%, 5-year Term, Convertible Debentures, on April 1, 2004;
the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures, on May 5, 2004 the Company issued $180,000 worth of 8%, 5-year Term, ;Convertible Debentures, on July 7, 2004 ;
the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures, on August 18, 2004;
the Company issued $204,000 worth of 8%, 5-year Term, Convertible Debentures, on September 25, 2004 the Company issued $282,000 worth of 8%, 5-year Term, Convertible Debentures, on October 25, 2004 the Company issued $60,000 worth of 8%, 5-year Term, Convertible Debentures, on November 11, 2004 the Company issued $162,000 worth of 8%, 5-year Term, Convertible Debentures, on December 28, 2004 the  Company  issued  $240,000 worth of 8%, 5-year Term, Convertible Debentures.


The Debentures shall pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement

The principal amount of this Debenture is secured by shares pledged as collateral pursuant to the terms of a Security Agreement. This Debenture is a full recourse loan being made by the Holder and the Company is liable for any deficiency.

Note  8  -  Capital  Stock
            --------------

Common  Stock
-------------

In January 2004, the Company increased the authorized shares of common stock to 300,000,000.

During the year ended December 31, 2004, the following shares of common stock were issued by the Company:

The Company issued 9,417,259 shares of the Company's common stock in compliance with the Merger agreement with Utah Clay Technology, Inc.

The Company issued 1,150,000 shares of the Company's common stock for services amounting to $2,268,394.


Note  8  -  Capital  Stock  (cont):
            -----------------------

The Company issued 127,290 shares of the Company's common stock for conversion of Debentures at a conversion price of $635,401.

The Company issued 100,473 shares of the Company's common stock for the Founders amounting to $998.

The Company accounts for the issuance of equity instruments for services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company effectuated the 344.33 to 1 reverse stock split on February 9, 2004. All shares have been stated to retroactively affect this reverse stock split.

Preferred  Stock
----------------

Effective September30, 1996, the Company authorized 10,000,000 share of preferred stock at par value of $.001. There are no preferred stock outstanding at the end of December 2004.

Note  9  -  Financial  Accounting  Developments:
            ------------------------------------

Recently  issued  Accounting  Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.


If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company doe not have any interest in any VIE.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149did not materially effect the financial statements.

In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS NO. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that, "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 5, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.




Note  10  -  Accounts  Receivables:
             ----------------------

As of December 31, 2004, the Company had other receivables in the amount of $721,059 and Accounts Receivable of $514,956 made up of the following:

     Accounts  Receivable
          Impact  Legal                 $316,963
          Venture  Inc.                   12,545
          Encore  International           90,558
          Platinum  Values                72,256
          Misc.  Receivables              22,634
                                      ----------
                                        $514,956
                                        ========


     Other  Receivables
          Premium  Holdings,  LTD          $405,245
          Misc.  Receivables                  3,806
          Concorde  Payment  Systems        315,814
                                          ---------
                                            724,865
          Less:  Allowance                 (215,000)
                                           ---------
                                           $509,865
                                           ========



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM  8B.  OTHER  INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 28, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.


NAME                              AGE          POSITION

Michael  Hill                      28          Chief  Executive  Officer,
Director
Michael  A.  Novielli              40          Chairman  of  the  Board of
Directors
Barrett  Evans                     33          Director
Douglas  H.  Leighton              36          Director
Theodore  Smith                    28          Director


MICHAEL HILL has been our Chief and Executive Officer and Director since January 15, 2004. From 1999 until 2003, Mr. Hill acted as President and Chief Executive Officer of Intravantage Marketing, another Santa Barbara based marketing firm,. while simultaneously serving as a consultant for several smaller organizations. From January 1998 until starting Intavantage Marketing he was the Vice President of International Specialties, Inc.

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

MICHAEL A. NOVIELLI has served as our director since January 15, 2003. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP and Dutchess Private Equities II LPhas invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining
Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

DOUGLAS LEIGHTON has served as our director since January 15, 2004. Mr. Leighton is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund LP and Dutchess Private Equities Fund II LP. Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management. Mr. Leighton has held series 7, 63 and 65 licenses as well as registered investment advisor status and holds a BS/BA in Economics & Finance from the University of Hartford.

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

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed our Code of Ethics to our Report on Form 10-KSB for the year ended December 31, 2003 as
Exhibit  14.1.


ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2004. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                                      Annual Compensation                               Long Term Compensation
                              ---------------------------------------  ----------------------------------------------------------
                                                                                 Awards                           Payouts
                                                                       ------------------------------     -----------------------
                                                                       Restricted
                                                              Other       Stock           Securities
                                                     Bonus    Annual     Awards           Underlying           LTIP     All Other
Name and Principal Position   Year (1)  Salary ($)    ($)    Comp ($)      ($)           Options/SARs       Payout ($)  Comp. ($)
----------------------------  --------  ----------   -----   --------   ----------      -------------      ----------  ----------
Michael Hill, Chief
Executive
Officer and Director (1)(2)     2004       $0.00       0      156,000       0                 0                 0
                                2003       $0.00       0        0           0                 0                 0

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


EMPLOYMENT  AGREEMENTS

Currently we do not have any of our executives or officers under employments contracts. However, Mr. Hill, our Chief Executive Officer, has orally agreed to accept $156,000 per annum as compensation for his services. We anticipate that in 2005 we will have employment agreements in place with several of our key executives and officers.


DIRECTOR  COMPENSATION

On February 13, 2004, we issued 150,000 registered shares of our common stock to each director for services. We do not have a formal plan to compensate our directors. During the three months ended March 31, 2004, we issued 750,000 shares of our common stock for board compensation amounting to $1,548,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2004, by each person known by us to (i) own beneficially more than 5% of each class, (ii) by each of our Directors and Executive Officers and (iii) by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The number of shares of common stock issued and outstanding on December 31, 2004 was 11,295,039 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2004, plus shares of common stock subject to options held by such person on December 31, 2004 and exercisable within 60 days thereafter.







Michael Hill(a)  404 East 1st Street, #1345, Long Beach, CA 90802. . . . . . . . . . .  2,659,275  23.65%
Barrett Evans(b)  301 East Ocean Blvd., Long Beach, CA 90802 . . . . . . . . . . . . .  3,674,585  32.68%
Michael A. Novielli(c) 100   Mill  Plain  Rd., 3rd Floor, Danbury, CT 06811. . . . . .  3,254,389  28.94%
Douglas Leighton(d) 312 Stuart St, Third Floor, Boston, MA 02116 . . . . . . . . . . .  3,254,389  28.94%
Theodore J. Smith(e) 312 Stuart St, Third Floor, Boston, MA 02116. . . . . . . . . . .    110,000   0.98%
Dutchess Private Equities, LP (f), 312 Stuart Street, 3rd Floor, Boston, MA 02116. . .    830,155   7.38%
Dutchess Private Equities, II, LP (g), 312 Stuart Street, 3rd Floor, Boston, MA 02116.    914,934   8.14%
Dutchess Advisors, LLC (h), 312 Stuart Street, 3rd Floor, Boston, MA 02116 . . . . . .  1,400,000  12.45%
eFund Capital Partners, LLC (i) 301 East Ocean Blvd. Suite 640,
Long Beach, CA 90802 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,536,200  22.55%
eFund Small-Cap Fund, LP (j) 301 East Ocean, Suite 640, Long Beach, CA 90802 . . . . .  1,068,385   9.50%
All directors and current executive officers as a group (5 Persons). . . . . . . . . .  9,698,249  86.24%

(a) Mr. Hill has sole voting and dispositive power of 2,659,275 shares of common stock issued to him as of May 31, 2004.

(b) Mr. Evans has sole voting and dispositive power 70,000 shares issued to him February 2, 2004. Mr. Evans is also the managing member of eFund Capital
Partners and eFund Small-Cap fund and the shares issued to those entities as listed below (please see (i) and (j) below).

(c) Mr. Novielli has sole voting and dispositive power of 109,300 shares. Mr. Novielli is a managing member of Dutchess Capital Management which acts as general partner to Dutchess Private Equities Fund, Dutchess Private Equities Fund, II and Dutchess Advisors.(please see (f) and (g) below).

(d) Mr. Leighton has sole voting and dispositive power of 109,300 shares. In addition, Mr. Leighton is a managing member of Dutchess Capital Management which acts as general partner to Dutchess Private Equities Fund, Dutchess Private Equities Fund, II and Dutchess Advisors.(please see (f) and (g) below).

(e) Mr. Smith has sole voting and dispositive power of 110,000. Our director, Theodore Smith, is the Executive Vice President of Dutchess Advisors.

(f) Dutchess Private Equities Fund owns 125,000 shares of common stock. Dutchess acquired 100,000 shares pursuant to conversion of a Preferred C Share. In addition, we entered into investment agreements with Dutchess Private Equities Fund for $762,000, respectively, whereby we issued convertible debentures. The debentures are convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the fifteen full trading days prior to the Conversion Date or 100% of the average of the five lowest closing bid prices of the common stock for the thirty trading days immediately following the first reverse split in the stock price. As of December 31, 2004, the debentures were convertible into 280,147 shares of common stock based on the debenture conversion formula. Dutchess Private Equities Fund purchased the debenture. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management which acts as general partner Dutchess Private Equities Fund, LP. Dutchess also owns a warrant to purchase up to 425,000 shares of common stock at $3.75 per share. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management which acts as general partner Dutchess Private Equities Fund, LP and have sole voting and dispositive power over the shares owned by Dutchess.

(g) Dutchess Private Equities Fund II owns 10,000 shares of common stock. Dutchess received 10,000 shares as an incentive for an investment. We entered into investment agreements with Dutchess Private Equities Fund II for $726,000 whereby we issued convertible debentures. The debentures are convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2004, the debentures were convertible into 266,912 shares of common stock based on the debenture conversion formula. Dutchess Private Equities Fund II purchased the debenture. Dutchess also owns a warrant to purchase 632,000 shares of common stock at between $3.00 and $4.75, and a warrant to purchase Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management which acts as general partner Dutchess Private Equities Fund, II, LP and have sole voting and dispositive power over the shares owned by Dutchess.

(h)  Dutchess  Advisors  is  controlled  by  Mr.  Novielli  and  Mr.  Leighton.

(i) eFund Capital Partners owns 2,162,500 shares of common stock. Barrett Evans is eFund Capital Partners' Managing Member. We entered into an investment agreement with eFund Small-Cap Fund for $535,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of Cecember 31, 2004, the debenture was convertible into 196,691 shares of our common stock based on the debenture conversion formula. eFund also owns a warrant to purchase up to 150,000 shares of common stock at $4.25 per share. Barrett Evans is eFund Capital Partners' Managing Member and has sole voting and dispositive power over the shares owned by eFund.

(j) eFund Small-Cap Fund owns 1,000,000 shares of common stock. Barrett Evans is the Managing Partner of eFund Small-Cap Fund. We entered into an investment agreement with eFund Small-Cap Fund for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2004, the debenture was convertible into 18,382 shares of our common stock based on the debenture conversion formula. eFund also owns a warrant to purchase up to 100,000 shares of common stock at $3.10 per share. Barrett Evans is eFund Small Cap's Managing Member and has sole voting and dispositive power over the shares owned by eFund.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During the period ended December 31, 2003, a board member, Barrett Evans, provided a short term line of credit and provided debt financing to us on a 30 day revolving rate of 0% provided the amount was paid in full at the end of each 30 day period. Repayments during the period ended December 31, 2003, totaled $630,333. All advances from this finance company were short term borrowings which were repaid within a month of the actual advance, in most cases. In no instance did the advances remain outstanding for a prolonged period of time, over three months. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 0% interest.

During the period ended December 31, 2003, Shirley Oaks, Sharon Paugh, Jennifer Strohl, all of whom are family members of an officer of ours provided short-term, non-interest bearing debt financing to us, totaling $92,464. Repayments during the period ended December 31, 2003 totaled $8,773 and the rest was converted to common stock in the first quarter of 2004. This transaction is no less favorable than if we had entered into it on an arms length basis with an unrelated third party because we were not aware of any other creditors willing to provide debt with 0% interest.

During the period ended December 31, 2003, we received certain office equipment as a contribution of capital from eFund Capital Partners which is a finance company controlled by one of our board members and Chief Financial Officer, Barrett Evans. Accordingly, the office equipment has been recorded at its fair market value of $145,000, and additional paid in capital has been increased by a corresponding amount.

As of December 31, 2003, we had an unsecured note due to Dutchess Private Equities Fund, which is controlled by two board members of ours, Douglas Leighton and Michael Novielli, of $150,000, bearing an interest rate of 6%. The note commenced on December 13, 2003, and was due on demand. In January 2004, we issued convertible debt, bearing an interest rate of 6%, in exchange for this unsecured note.

As of December 31, 2003, we had consulting fees payable our board member and Chief Financial Officer, Barrett Evans, totaling $25,943; an owner who is also an employee of ours, Aaron Gravitz, totaling $14,500; and an owner who is also our chief executive officer, Michael Hill, totaling, $65,000. Our chief executive officer, Michael Hill earned $39,000 and $117,000 during the three and nine months ended September 30, 2004, in accordance with the consulting agreement. Formal payment terms have yet to be established.

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund. The debentures convert on January 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to a beneficial owner, Dutchess Private Equities Fund. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we contracted to issue 25,000 shares of our common stock to a beneficial owner, Dutchess Private Equities Fund as an incentive for an investment. These shares were valued at $38,625.

On January 26, 2004, we issued convertible debentures of $50,000 to a beneficial owner, eFund Capital Partners. The debentures convert on January 26, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we contracted to issue 25,000 shares of our common stock to a beneficial owner, eFund Capital Partners as an incentive for an investment. These shares were valued at $43,041.

On February 4, 2004, we issued a debenture to a beneficial owner, Dutchess Private Equities Fund totaling $155,000. The debenture does not earn any interest. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.
On February 17, 2004, we issued a beneficial owner, Dutchess Advisors 1,400,000 shares of our common stock for conversion of 14 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible
Preferred  Stock  converts  into  100,000  shares  of  common  stock.

On February 17, 2004, we issued 100,000 shares of our common stock to a beneficial owner, Dutchess Private Equities Fund for conversion of 1 share of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock. On February 17, 2004, we issued 2,000,000 shares of our common stock to a beneficial owner, eFund Capital Partners for conversion of 20 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock.

On February 17, 2004, we issued 2,555,000 shares of our common stock to our Chief Executive Officer, Michael Hill for conversion of 25.55 shares of Series C Convertible Preferred stock, which where originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock. On February 19, 2004, we issued convertible debentures of $305,000 to a beneficial owner, eFund Capital Partners for $155,000 advanced in 2003, and $155,000 advanced in 2004. The debentures convert on February 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion

On February 19, 2004, we contracted to issue 152,500 shares of our common stock to a beneficial owner, eFund Capital Partners as an incentive for an investment. These shares were valued at $221,125.

On March 9, 2004, we were issued a revolving credit facility by beneficial owners, Dutchess Private Equities Fund and eFund totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due each month of $500. We also had another $100,000 of notes payable outstanding to another shareholder of ours. These notes bear interest at 15% and matured on March 4, 2004.

On March 10, 2004, we issued 10,000 shares of our common stock to each beneficial owner Dutchess Private Equities Fund II and eFund Capital Partners amounting to $25,000 each as an incentive for a loan. The shares were valued at $34,500.

On April 1, 2004, we issued convertible debentures of $90,000 to a beneficial owner, Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund
II. On April 1, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 90,000 of our common shares at an exercise price at $4.25 per share. On April 2, 2004, we issued convertible debentures of $90,000 to a beneficial owner, eFund Capital Partners. The debentures convert on April 2, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners. On April 2, 2004, we issued a warrant to eFund Capital Partners, to purchase 90,000 of our common shares at an exercise price at $4.25 per share

On May 5, 2004, we issued convertible debentures of $90,000 to a beneficial owner, Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund, II. On May 5, 2004, we issued a warrant to
Dutchess Private Equities Fund, II, to purchase 90,000 of our common shares at an exercise price at $4.25 per share.

On May 5, 2004, we issued convertible debentures of $90,000 to a beneficial owner, eFund Capital Partners. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners. On May 5, 2004, we issued a warrant to eFund Capital Partners, to purchase 90,000 of our common shares at an exercise price at $4.25 per share.

On July 9, 2004, we issued convertible debentures of $180,000 to a beneficial owner, Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $3.50 per share.

On August 15, 2004, we issued convertible debentures of $144,000 to a beneficial owner, Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 120,000 of our common shares at an exercise price at $3.10 per share.

On August 15, 2004, we issued convertible debentures of $60,000 to a beneficial owner, eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 50,000 of our common shares at an exercise price at $3.10 per share.

On September 25, 2004, we issued convertible debentures of $222,000 to a beneficial owner, Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000.On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 185,000 of our common shares at an exercise price at $3.75 per share.

On September 25, 2004, we issued convertible debentures of $60,000 to a beneficial owner, eFund Small Cap Fund, LP. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of
(i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 50,000 of our common shares at an exercise price at $3.75 per share.

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 50,000 of our common shares at an exercise price at $4.60 per share.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 162,000 of our common shares at an exercise price at $3.00 per share.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 240,000 of our common shares at an exercise price at $3.75 per share.


ITEM  13.  EXHIBITS.

EXHIBIT
NUMBER              DESCRIPTION
---------------------------------------------

2.1 Agreement and Plan of Reorganization between Utah Clay Technology, Inc. and NeWave, Inc., D.B.A. Online Supplier NeWave Shareholders and Dutchess Advisors, Ltd., dated December 24, 2003 (included as Exhibit 2.1 to the Form 8-K filed February 12, 2004, and incorporated herein by reference).

3.1 Articles of Incorporation (included as Exhibit 3.(i) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

3.2 Amended Articles of Incorporation (included as Exhibit 3.(i) to the Form 10-QSB filed November 14, 2001, and incorporated herein by reference).

3.3 Articles of Amendment to Articles of Incorporation, dated January 30, 2004 (included as Exhibit 3.2 to the 10-QSB filed May 24, 2004, and incorporated herein by reference).

3.4 By-laws (included as Exhibit 3.(ii) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

4.1 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated January 5, 2004 (included as Exhibit 4.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.2 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated January 25, 2004 (included as Exhibit 4.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.3 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated January 26, 2004 (included as Exhibit 4.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.4 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated February 19, 2004 (included as Exhibit 4.4 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.5 Debenture Agreement between the Company and Preston Capital Partners, LLC, dated March 3, 2004 (included as Exhibit 4.5 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.6 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 1, 2004 (included as Exhibit 4.6 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.7 Debenture Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.7 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.8 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2004 (included as Exhibit 4.8 to the Form 10-QSB filed August
23,  2004,  and  incorporated  herein  by  reference).

4.9 Debenture Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.9 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.10 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 1, 2004 (included as Exhibit 4.10 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.11 Warrant Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.11 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.12 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 5, 2004 (included as Exhibit 4.12 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.13 Warrant Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.13 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.14 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 9, 2004 (included as Exhibit 4.14 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.15 Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP, dated July 9, 2004 (included as Exhibit 4.15 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.16 Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP, dated August 15, 2004 (included as Exhibit 4.16 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.17 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated August 15, 2004 (included as Exhibit 4.17 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.18 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated August 18, 2004 (included as Exhibit 4.18 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.19 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated August 18, 2004 (included as Exhibit 4.19 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.20 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.20 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.21 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.21 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.22 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.22 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.23 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.23 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.24 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated February 4, 2004 (included as Exhibit 4.24 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

4.25 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (filed herewith).

4.26 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (filed herewith).

4.27 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated November 11, 2004 (filed herewith).

4.28 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated November 11, 2004 (filed herewith).

4.29 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 28, 2004 (filed herewith).

4.30 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated December 28, 2004 (filed herewith).

10.1  2000  Stock  Option  Plan  (included as Exhibit 9 to the Form SB-2/A filed
April  11,  2000,  and  incorporated  herein  by  reference).

10.2 Sublease between the Company and Pinnacle Sales Group, LLC, dated August 18, 2003 (included as Exhibit 10.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.3 Sublease Agreement between the Company and Mammoth Moving Inc., dated July 14, 2003 (included as Exhibit 10.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.4 Investment Agreement between the Company and Preston Capital Partners, LLC, dated September 13, 2004 (included as Exhibit 10.3 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.5 Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated September 13, 2004 (included as Exhibit 10.4 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.6 Placement Agent Agreement between the Company, Preston Capital Partners, and Legacy Trading Co., LLC, Inc., dated September 13, 2004 (included as Exhibit
10.5 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.7 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated January 14, 2004 (included as Exhibit 10.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.8 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated January 26, 2004 (included as Exhibit 10.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.9 Registration Rights Agreement between the Company and eFund Capital Partners, LLC, dated January 26, 2004 (included as Exhibit 10.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.10 Registration Rights Agreement between the Company and eFund Capital Partners, LLC, dated February 19, 2004 (included as Exhibit 10.4 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.11 Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated March 3, 2004 (included as Exhibit 10.5 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.12 Consulting Agreement between the Company and Luminary Ventures, Inc., dated March 2, 2004 (included as Exhibit 99.1 to the Form S-8 filed March 11, 2004, and incorporated herein by reference).

10.13 Consulting Agreement between the Company and Jeffrey Conrad, dated January 30, 2004 (included as Exhibit 99.2 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.14 Consulting Agreement between the Company and Catherine Basinger, dated January 30, 2004 (included as Exhibit 99.3 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.15 Consulting Agreement between the Company and Barrett Evans, dated August 18, 2003 (included as Exhibit 10.11 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.16 Consulting Agreement between the Company and Michael Hill, dated August 18, 2003 (included as Exhibit 10.12 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.17 Lead Marketing Agreement between the Company and Vandalay Venture, Group, Inc. d/b/a Applied Merchant, dated June 2004 (included as Exhibit 10.13 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.18 Standard Multi-Tenant Office Lease between the Company and La Patera Investors, dated April 9, 2004 (included as Exhibit 10.17 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.19 ASP Software Subscription Agreement between the Company and Net Chemistry, dated August 11, 2004 (included as Exhibit 10.18 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.20 Consulting Agreement between the Company and Pacific Shore Investments, LLC, dated August 15, 2004 (included as Exhibit 10.19 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.21 Membership Agreement between the Company and Memberworks, dated September 30, 2003 (included as Exhibit 10.20 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.22 Amendment to Membership Agreement between the Company and Memberworks, dated August 17, 2004 (included as Exhibit 10.21 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.23 Revolving Credit Facility between the Company and Dutchess Private Equities Fund and eFund, dated March 9, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.24 Line of Credit Agreement between the Company and Barrett Evans, dated August 18, 2003 (included as Exhibit 10.23 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.25 Debt Financing Agreement between the Company and Shirley Oaks, dated January 26, 2004 (included as Exhibit 10.24 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.26 Consulting Agreement between the Company and Aaron Gravitz, dated August 18, 2003 (included as Exhibit 10.25 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.27 Debt Financing Agreement between the Company and Sharon Paugh, dated January 26, 2004 (included as Exhibit 10.26 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.28 Debt Financing Agreement between the Company and Jennifer Strohl, dated March 22, 2004 (included as Exhibit 10.27 to the Form SB-2 filed December 9,
2004,  and  incorporated  herein  by  reference).

14.1 Code of Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

23.1 Consent of Jaspers, Hall and Johnson, LP. Independent Auditors. (filed herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

Rose Snyder and Jacobs, were our auditors for the three quarters ended September 30, 2004 and Jaspers Hall and Johnson were our auditors for the fiscal year ended December 31, 2004.

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q $7,972.00 per Form 10-Q and Rose Snyder & Jacobs. billed us a total of $23,917 for the 2003 audit. We have contracted Jaspers Hall & Johnson to complete the 2004 year end audit for $11,000.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

THE  BOARD  OF  DIRECTORS  PRE-APPROVAL  POLICY  AND  PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2004, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Beach, State of California on the 15th day of April 2005.

NEWAVE,  INC.
------------------
   Registrant



          /s/  Michael  Hill
          By:       Michael  Hill
          Director  and  Chief  Executive  Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                   Title                                    Date

/s/  Michael  Hill
Michael  Hill                Director  and
                            Chief  Executive Officer              April 15, 2005


/s/  Barrett  Evans
Barrett  Evans               Director  and
                            Chief  Financial Officer              April 15, 2005


/s/  Michael  A.  Novielli
Michael  A. Novielli         Chairman of the Board of Directors   April 15, 2005


/s/  Douglas  Leighton
Douglas  Leighton            Director                             April 15, 2005


/s/  Theodore  J.  Smith,  Jr.
Theodore  J. Smith, Jr.      Director                             April 15, 2005