Form 10QSB
period 2005-03-31
NEWAVE INC
filed 2005-05-23
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 2005, the Issuer had 10,464,785 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  ___  No X

                                  NEWAVE, INC.

                              TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

Item  3.  Controls  and  Procedures.


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds.

Item  3.  Defaults  Upon  Senior  Securities.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.  Other  Information.

Item  6.  Exhibits  and  Reports  on  Form  8-K.



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                                  NEWAVE, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEET


                                                               March 31      December 31,
                                                                  2005           2004
                                                                  ----           ----


ASSETS:
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   169,336   $   210,361
   Accounts Receivable. . . . . . . . . . . . . . . . . . . .      406,461       514,956
   Allowance for Doubtful Accounts. . . . . . . . . . . . . .     (215,000)     (215,000)
   Other Receivables. . . . . . . . . . . . . . . . . . . . .      290,305       724,865
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .       83,670        39,796
   Prepaid Expenses . . . . . . . . . . . . . . . . . . . . .       83,175       199,150
                                                               ------------  ------------
      Total Current Assets. . . . . . . . . . . . . . . . . .      817,947     1,474,128
                                                               ------------  ------------

FIXED ASSETS:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .      226,286       213,664
   Furniture  & Fixtures. . . . . . . . . . . . . . . . . . .       76,123        74,798
   Computers & Software . . . . . . . . . . . . . . . . . . .      224,907       163,138
   Leasehold Improvements . . . . . . . . . . . . . . . . . .      102,523        89,922
                                                               ------------  ------------
       Total Fixed Assets . . . . . . . . . . . . . . . . . .      629,839       541,522
       Less: Accumulated Depreciation . . . . . . . . . . . .     (151,914)     (119,053)
                                                               ------------  ------------
           Net Fixed Assets . . . . . . . . . . . . . . . . .      477,925       422,469
                                                               ------------  ------------

OTHER ASSETS:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . .       66,392        66,390
                                                               ------------  ------------
      Total Other Assets. . . . . . . . . . . . . . . . . . .       66,392        66,390
                                                               ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,362,264   $ 1,962,987
                                                               ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable. . . . . . . . . . . . . . . . . . . . .  $   375,235   $   391,918
    Notes Payable . . . . . . . . . . . . . . . . . . . . . .      141,321       165,429
    Notes Payable - related party . . . . . . . . . . . . . .      216,211       150,000
    Deferred Revenue. . . . . . . . . . . . . . . . . . . . .      118,369        70,563
    Convertible Debentures - current. . . . . . . . . . . . .            -       434,200
                                                               ------------  ------------
        Total current liabilities . . . . . . . . . . . . . .      851,136     1,212,110
                                                               ------------  ------------

LONG-TERM DEBT
    Convertible Debentures - Long Term. . . . . . . . . . . .    1,025,737       526,803
                                                               ------------  ------------
        Total long-term debt. . . . . . . . . . . . . . . . .    1,025,737       526,803
                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 share authorized
    zero shares issued and outstanding. . . . . . . . . . . .            -             -
Common Stock, $.001 par value; 100,000,000 shares authorized
    34,885,117 shares issued and outstanding in 2005. . . . .       34,885        11,297
    11,295,039 shares issued and outstanding in 2004
Additional paid-in Capital. . . . . . . . . . . . . . . . . .    6,487,442     4,868,061
Stocks to be Issued . . . . . . . . . . . . . . . . . . . . .          579           541
Stock subscription receivable . . . . . . . . . . . . . . . .   (1,150,090)      (59,880)
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .   (5,887,425)   (4,595,945)
                                                               ------------  ------------
      Total stockholders' equity. . . . . . . . . . . . . . .     (514,609)      224,074
                                                               ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 1,362,264   $ 1,962,987
                                                               ============  ============






                                  NEWAVE, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                  Three-Months Ended
                                      March 31,
                                      ---------
                                             2005          2004
                                             ----          ----


REVENUE:
   Membership Revenue . . . . . . . . .  $   879,941   $   356,009
   Upsell Revenue . . . . . . . . . . .      237,904       344,619
   Lead Revenue . . . . . . . . . . . .       65,317       122,793
   Other Revenue. . . . . . . . . . . .       75,454         3,395
                                         ------------  ------------

      Total Revenue . . . . . . . . . .    1,258,616       826,816
                                         ------------  ------------

   Cost of Goods Sold . . . . . . . . .       50,120        66,278
                                         ------------  ------------

NET REVENUE . . . . . . . . . . . . . .    1,208,496       760,538
                                         ------------  ------------

EXPENSES:
    Salaries. . . . . . . . . . . . . .      749,048       479,716
    Advertising . . . . . . . . . . . .      733,651       452,241
    Directors Fees. . . . . . . . . . .            -     1,548,000
    Consulting Fees . . . . . . . . . .       95,392        45,571
    Rent. . . . . . . . . . . . . . . .       84,119        43,571
    Professional Fees . . . . . . . . .       85,096        18,785
    Financing Inducment Fees. . . . . .      159,451             -
    Internet Expense. . . . . . . . . .       35,977             -
    Investor Relations. . . . . . . . .      161,373        96,768
    Telephone . . . . . . . . . . . . .       19,482             -
    Payroll Taxes . . . . . . . . . . .       48,357             -
    Webhosting Fees . . . . . . . . . .            -             -
    Insurance . . . . . . . . . . . . .       41,085             -
    Bad Debt Expense. . . . . . . . . .            -             -
    Depreciation and Amortization . . .       32,891        15,281
    Other operating expenses. . . . . .      125,005       105,404
                                         ------------  ------------

        Total Expenses. . . . . . . . .    2,370,927     2,805,337
                                         ------------  ------------

PROFIT (LOSS) FROM OPERATIONS . . . . .   (1,162,431)   (2,044,799)
                                         ------------  ------------

OTHER INCOME/EXPENSE

    Interest Expense. . . . . . . . . .     (129,049)     (554,813)
                                         ------------  ------------

NET LOSS. . . . . . . . . . . . . . . .   (1,291,480)   (2,599,612)
                                         ============  ============


BASIC AND DILUTED LOSS PER COMMON SHARE  $     (0.04)  $     (0.08)
                                         ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES OUTSTANDING.   34,345,673    31,394,355
                                         ============  ============





                                  NEWAVE, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       Three-Months Ended
                                                             March 31,
                                                             ---------
                                                        2005          2004
                                                        ----          ----



Cash Flows from Operating Activities:
Net Loss . . . . . . . . . . . . . . . . . . . . .  $(1,291,480)  $(2,599,612)
  Stock issued for directors fees. . . . . . . . .            -     1,548,000
  Depreciation . . . . . . . . . . . . . . . . . .       32,861       123,888
  Bad Debt Expense . . . . . . . . . . . . . . . .            -             -
  Debt inducement expense. . . . . . . . . . . . .      552,793       337,291
  Debt conversion feature expense. . . . . . . . .            -       202,000
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable. . .      108,495       (18,506)
   Decrease in other receivables . . . . . . . . .      434,560             -
   Decrease in Prepaid Expenses. . . . . . . . . .      115,975             -
   (Increase) in deposits. . . . . . . . . . . . .            2       (20,711)
   Increase Deferred Revenue . . . . . . . . . . .       47,806             -
   (Decrease) accounts payable and accruals. . . .      (16,683)      (28,422)
                                                    ------------  ------------
Net Cash Flows Used by Operating Activities. . . .      (15,671)     (456,072)
                                                    ------------  ------------

Cash Flows from Investing Activities:
   Purchase of Fixed Assets. . . . . . . . . . . .      (88,317)       (8,432)
   Increase (Decrease) in Inventory. . . . . . . .      (43,874)        3,983
                                                    ------------  ------------
Net Cash Flows Provided by Investing Activities. .     (132,191)       (4,449)
                                                    ------------  ------------

Cash Flows from Financing Activities:
   Payment for acquisition . . . . . . . . . . . .            -      (150,000)
   Payment on Notes payable. . . . . . . . . . . .      (24,108)     (446,438)
   Proceeds from notes payable - related . . . . .       66,211       738,000
   Payment of notes payable - related. . . . . . .            -      (155,000)
   Proceeds from line of credit. . . . . . . . . .            -       515,178
   Proceeds from notes payable . . . . . . . . . .            -        28,000
   Payment of long-term debt . . . . . . . . . . .            -          (890)
   Proceeds from convertible debentures. . . . . .       64,734             -
   Issuance of Common Stock. . . . . . . . . . . .            -             -
                                                    ------------  ------------
Net Cash Flows Provided by Financing Activities. .      106,837       528,850
                                                    ------------  ------------

Net Increase (Decrease) in Cash. . . . . . . . . .      (41,025)       68,329
                                                    ------------  ------------

Cash at Beginning of Period. . . . . . . . . . . .      210,361             -
                                                    ------------  ------------

Cash at End of Period. . . . . . . . . . . . . . .  $   169,336   $    68,329
                                                    ============  ============


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest . . . . . . . . . . . .  $    45,136   $     4,394
                                                    ============  ============
    Cash paid for taxes. . . . . . . . . . . . . .  $         -   $       800
                                                    ============  ============





                                                                                           Stock
                                                                   Addi-                  Subscrip-
                                                                  tional      Shares       tions          Accum-
                       Pre-                                      Paid-In      To Be        Receiv-        ulated
                       ferred   Stock       Common      Stock     Capital      Issued      able          Deficit       Total
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------
                         # of                # of
                       Shares   Amount      Shares      Amount
                       -------  ----------  ----------  --------

Balance -
December 31, 2003           -            -      27,590        28     144,972         -             -      (605,386)     (460,386)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Issuance of stock
for Reverse Merger. .      94            -     572,159       574    (153,997)        -       (59,880)     (105,697)     (319,000)
Issuance of stock
for preferred stock .     (94)           -   9,418,000     9,418      (9,418)        -             -             -             -
Issuance of stock
for services. . . . .       -            -     430,000       430   1,128,670       250             -             -     1,129,350
Issuance of stock
 for director's
 expense. . . . . . .       -            -     750,000       750   1,547,250         -             -             -     1,548,000
Conversion on
 convertible
 debenture. . . . . .       -            -           -         -     655,616        50             -             -       655,666
Conversion
of debentures . . . .       -            -      77,290        77     252,835        88             -             -       253,000
Issuance of
stock warrants. . . .       -            -      20,000        20   1,302,133       153             -             -     1,302,306
Net Loss for Year . .       -            -           -         -           -         -    (3,884,862)   (3,884,862)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------

Balance -
December 31, 2004           -            -  11,295,039    11,297   4,868,061       541       (59,880)   (4,595,945)      224,074
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Issuance of stock
for inducement. . . .       -            -           -         -      40,181        38             -             -        40,219
Issuance of stock
for equity line . . .       -            -     139,000       139     274,930       (69)            -             -       275,000
Issuance of stock
for cash. . . . . . .       -            -      61,000        59     342,151         -      (342,210)            -             -
Stock split (3 for 1)       -            -  22,990,078    22,990     (22,990)        -             -             -             -
Issuance of stock
for equity line . . .       -            -           -         -     207,529        49             -             -       207,578
Issuance of stock
for cash. . . . . . .       -            -     400,000       400     747,600         -      (748,000)            -             -
Issuance of stock
for equity line . . .       -            -           -         -      29,980        20             -             -        30,000
Net Loss for Period .       -            -           -         -           -         -             -    (1,291,480)   (1,291,480)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Balance -
March 31, 2005              -   $        -  34,885,117  $ 34,885  $6,487,442   $   579   $(1,150,090)  $(5,887,425)  $  (514,609)
                       =======  ==========  ==========  ========  ===========  ========  ============  ============  ============


                                  NEWAVE, INC.
                      (FORMERLY UTAH CLAY TECHNOLOGY, INC.)

                              FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

Board  of  Directors
NeWave,  Inc.
Long  Beach,  CA


We have reviewed the accompanying consolidated balance sheets of NeWave, Inc., as of March 31, 2005 and 2004, and the related statements of operations and cash flows for the three-months ended March 31, 2005 and 2004, include in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $5,887,425 from operations through March 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver,  Colorado
May  23,  2005

                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.
                          Notes to Financial Statements
                                 March 31, 2005


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



                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005


Note  1  -  Organization  and Summary of Significant Accounting Policies (cont):
            --------------------------------------------------------------------

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

                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005

Note  1  -  Organization  and Summary of Significant Accounting Policies (cont):
            --------------------------------------------------------------------

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

Revenue  Recognition:
---------------------

In 2003, the Company had four revenue streams: membership fees earned from web hosting and other web-based services provided to the Company's customers, cross selling of services provided by affiliated service providers, sales of customer lead information generated from potential customers who decide not to use the Company's services and lastly, product sales from the Company's online store. In 2004, the Company added additional revenue streams: advertising income and commissions earned from referrals to affiliated credit card processing service providers. The Company does not provide multiple deliverables to its customers as described in EITF 00-21. Instead, the Company generally uses one revenue stream to develop potential revenues from another source, not from the same source. As such, the Company does not anticipate that the adoption of EITF 00-21 has a material effect on the financial statements.

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received the cash proceeds from the credit card processor. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the revenue is collected. This is due to the uncertainty surrounding the credit card transactions and the varying percentage of credit card chargebacks. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable $6.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis.

The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. The Company notes that on a historical basis, its affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconcilied its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

The Company generates leads for Applied Merchant as potential customers of the Company contact the Company's customer service department. The Company can not reasonably determine the actual incremental cost incurred in the process of generating each telephone call from a potential customer. Therefore costs are expensed as incurred.

The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past.

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

                                    2004              2003
                                 -------          --------
Deferred  tax  assets
     Net  operating  loss  carryforwards     $  5,886,425      $  4,595,945
     Valuation allowance                       (5,886,425)       (4,595,945)
                                             -------------     -------------
     Net  deferred  tax  assets              $          0      $          0
                                             =============     =============


                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005

Note  2  -  Federal  Income  Taxes  (cont):
            -------------------------------

At March 31, 2005, the Company had net operating loss carryforwards of approximately $7,189,256 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note  3  -  Going  Concern:
            ---------------

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company incurred a net loss of $1,291,480 for the period ended March 31, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from officers of the Company.

Note  4  -  Accounts  Receivables:
            ----------------------

As of March 31, 2005, the Company had accounts receivable of $406,461 and other receivables in the amount of $290,305 made up of the following:

     Accounts  Receivable
          Impact  Legal                  $316,963
          Platinum  Values                 72,256
          Misc.  Receivables               15,242
                                       ----------
                                         $404,461
                                         ========

     Other  Receivables
          ACH  Credit  Card  Payments      25,927
          Employee  loans                   8,564
          Concorde  Payment  Systems      315,814
                                        ---------
                                          350,305
          Less:  Allowance                (60,000)
                                        ---------
                                         $290,305
                                        =========

Note  5 - Accounts  Payable  &  Accrued  Expenses:
          ----------------------------------------

          Accounts  Payable  and  Accrued  Expenses               $246,753
          Accrued  Payroll  and  Payroll  Taxes                    114,605
                                                                 ---------
                                                                  $361,358
                                                                  ========


Note  6  -  Notes  Payable  -  Related  Parties  and  Others:
            -------------------------------------------------

Notes  Payable  -  Others:
--------------------------

     Notes  Payable  to  others,  unsecured,  bearing  an  interest
     rate  of  9%  per  annum,  unsecured  and  due  on  demand.       $  50,000

     Notes  Payable  to  others,  unsecured,  bearing  an  interest
     rate  of  9%  per  annum,  unsecured  and  due  on  demand.           2,094
                                                                      ----------
                                                                       $  52,094
                                                                      ==========

Notes  Payable  -  Related  Parties:
------------------------------------

     Note  Payable  to  a  majority  shareholder,  unsecured,
     bearing  an  interest  rate  of  10%,  due  on  demand.          $  125,000

     Note  Payable  to  a  majority  shareholder,  unsecured,
     none  interest  bearing  and  due  on  demand.                       78,074

     Note  Payable  to  a  majority  shareholder,  unsecured,
     none  interest  bearing  and  due  April  11,  2005.                 66,211

     Note  Payable  to  a  majority  shareholder,  unsecured,
     bearing  an  interest  rate  of  6%,  due  on demand.                25,000

     Note  Payable  to  a  majority  shareholder,  unsecured,
     bearing  an  interest  rate  of  6%,  due  on  demand.               25,000
                                                                      ----------
                                                                      $  319,285
                                                                      ==========

                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005

Note  7  -  Convertible  Debentures:
            ------------------------

On January 15, 2004 the Company issued $250,000 worth of 6%, 5-year Term, Convertible Debentures, (the "Debentures), on January 25, 2004 the Company issued $355,000 worth of 6%, 5-year Term, Convertible Debentures, on January 26, 2004 the Company issued $50,000 worth of 6%, 5-year Term Convertible Debentures, on March 3, 2004 the Company issued $28,000 worth of 6%, 5-year Term, Convertible Debentures, on April 1, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures, on May 5, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures, on July 7, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures, on August 18, 2004 the Company issued $204,000 worth of 8%, 5-year Term, Convertible Debentures, on September 25, 2004 the Company issued $282,000 worth of 8%, 5-year Term, Convertible Debentures, on October 25, 2004 the Company issued $60,000 worth of 8%, 5-year Term, Convertible Debentures, on November 11, 2004 the Company issued $162,000 worth of 8%, 5-year Term, Convertible Debentures, on December 28, 2004 the Company issued $240,000 worth of 8%, 5-year Term, Convertible Debentures.

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

During the year ended March 31, 2005, the following shares of common stock were issued by the Company:

The Company issued 278,000 shares of the Company's common stock for $512,578 in connection with the Equity Line Agreeemnet dated _______________ with Preston Capital Partners.

The Company agreed to issue 75,000 shares of the Company's common stock valued at $40,219 to a majority shareholder as an inducement to provide financing to the Company.

The Company issued 522,000 shares of the Company's common stock for $1,090,210 to a majority shareholder. The proceeds had not yet been received by the Company as of the date of these financial statements.

                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005


Note  8  -  Capital  Stock  (cont):
            -----------------------

The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.

Preferred  Stock
----------------

Effective September30, 1996, the Company authorized 10,000,000 share of preferred stock at par value of $.001. There are no preferred stock outstanding as of March 31, 2005.

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


                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005


Recently  issued  Accounting  Pronouncements  (cont):

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


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The discussion and financial statements contained herein are for the three months ended March 31, 2005 and March 31, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.


CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiary serve; competition from others in the markets and industry segments occupied by us and our subsidiary; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiary; and other risks and uncertainties as may be detailed in our 10-KSB for the year ended December 31, 2004 and from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


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



THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

REVENUES

We generated revenues of $1,258,616 for the three months ended March 31, 2005, as compared to $826,816 for the three months ended March 31, 2004. The increase in revenue is due to our increased marketing and sales efforts. We have increased our advertising budget and sales campaigns as well as hired new approximately 100 employees. The increase in operations has lead to the increase in Revenue.

OPERATING  EXPENSES
-------------------

We incurred costs of $2,370,927 for the three months ended March 31, 2005 as compared to $2,805,337 for the three months ended March 31, 2004. The decrease in Operating Expenses was due to a decrease in directors fees which totaled $1,548,000 in the first quarter of 2004. There was an increase in advertising, salaries and financing inducement fees.

Net  loss
---------

We had a net loss of $1,291,480 for the three months ended March 31, 2005 as compared to $2,599,612 for the three months ended March 31, 2004. The decrease in expenses due to the factors above contributed mainly to the decrease in our loss as well.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2005 was ($0.04) as compared to ($0.08) for the three months ended March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital, our operations will be curtailed. As of March 31, 2005, we had total Current Assets of $817,947. We had Current Liabilities of $851,106 for the three months ended March 31, 2005. Cash and cash equivalents were $169,336 for the three months ended March 31, 2005. Our Stockholder's Deficit at March 31, 2005 was ($514,609).

We had a net usage of cash due to operating activities in as of March 31, 2005 of ($482,071) as compared to ($452,089) for the same period ended 2004. The increase was due to an increase in accounts and other receivable and prepaid expenses while directors fees decreased substantially. We had net cash provided by financing activities of $529,365 in the three months ended March 31, 2005 including $512,578 of proceeds for the equity line and $300,000 from related-party borrowings; as compared to $528,850 for the same period ended 2004.

FINANCING  ACTIVITIES
---------------------

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000. The Note has a 0% interest rate and is due on June 11, 2005.

SUBSIDIARIES
------------

As of March 31, 2004, we have two subsidiaries, Onlinesupplier.com, Inc. and Auction Liquidator.

ITEM  3.  CONTROLS AND PROCEDURES.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

NOT  APPLICABLE.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


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

4.25 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.25 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.26 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.26 to the Form 10-KSB filed
April  15,  2005,  and  incorporated  herein  by  reference).

4.27 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated November 11, 2004 (included as Exhibit 4.27 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.28 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated November 11, 2004 (included as Exhibit 4.28 to the Form 10-KSB filed
April  15,  2005,  and  incorporated  herein  by  reference).

4.29 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 28, 2004 (included as Exhibit 4.29 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.30 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated December 28, 2004 (included as Exhibit 4.30 to the Form 10-KSB filed
April  15,  2005,  and  incorporated  herein  by  reference).

4.31 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated February 11, 2005 (filed herewith).

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

10.29 Business Services Agreement between the Company and Luminary Ventures, Inc., dated March 3, 2005 (included as Exhibit 10.1 to the Form S-8 filed April 29, 2005, and incorporated herein by reference).

14.1 Code of Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

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


(b)  Forms  8-K

On February 17, 2005, we filed an 8-K announcing that we changed auditors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  May 23, 2005                NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                 Michael  Hill,  Chief  Executive
                                 Officer


Dated:  May 23, 2005
                                /s/  Barrett  Evans
                                ---------------------
                                Barrett  Evans,  Interim  Chief
                                Financial  Officer