Form 10QSB
period 2005-06-30
NEWAVE INC
filed 2005-08-19
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 333-34308

                                  NeWave, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


     Utah                                                 87-0520575
  ----------                                           --------------
  (state  of                                           (IRS  Employer
incorporation)                                          I.D.  Number)

                           404  EAST  1ST  STREET,  #1345
                              LONG  BEACH,  CA  90802
           -----------------------------------------------------------
          (Address  and  telephone  number  of  principal  executive  offices)

                                 (562)  983-5331
                                 --------------
                           (Issuer's  telephone  number)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 2005, the Issuer had 36,668,133 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  ___  No X


                          NEWAVE, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements.                                           1-13

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.  14

Item  3.  Controls  and  Procedures.                                         16


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.                                                13

Item  2.  Unregistered  Sales of Equity Securities and Use of  Proceeds.      13

Item  3.  Defaults  Upon  Senior  Securities.                                13

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       13

Item  5.  Other  Information.                                                13

Item  6.  Exhibits  and  Reports  on  Form  8-K.                             13

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.
                                  NEWAVE, INC.
                      (FORMERLY UTAH CLAY TECHNOLOGY, INC.)
                              FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

JASPERS  +  HALL,  PC
CERTIFIED  PUBLIC  ACCOUNTANTS
------------------------------
9175  E.  KENYON  AVENUE,  SUITE  100
DENVER,  CO  80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
Newave,  Inc.
Goleta,  California

We have reviewed the accompanying consolidated balance sheet of Newave, Inc. as of June 30, 2005, and the related consolidated statement of operations for the three-month and six-month period ended June 30, 2005, stockholders' equity, and cash flows for the six-months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Jaspers  +  Hall,  PC
Denver,  CO
August  16,  2005


                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    UNAUDITED


                                                               June  30      December 31,
                                                                  2005           2004
                                                                  ----           ----


ASSETS:
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  82,541     $   210,361
   Accounts Receivable. . . . . . . . . . . . . . . . . . . .    498,511         514,956
   Allowance for Doubtful Accounts. . . . . . . . . . . . . .   (215,000)       (215,000)
   Other Receivables. . . . . . . . . . . . . . . . . . . . .     82,684         724,865
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .     91,076          39,796
   Prepaid Expenses . . . . . . . . . . . . . . . . . . . . .    520,333         199,150
                                                               ------------  ------------
      Total Current Assets. . . . . . . . . . . . . . . . . .  1,060,145       1,474,128
                                                               ------------  ------------

FIXED ASSETS:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .    482,148         213,664
   Furniture  & Fixtures. . . . . . . . . . . . . . . . . . .     76,123          74,798
   Computers & Software . . . . . . . . . . . . . . . . . . .    230,325         163,138
   Leasehold Improvements . . . . . . . . . . . . . . . . . .    103,124          89,922
                                                               ------------  ------------
       Total Fixed Assets . . . . . . . . . . . . . . . . . .    891,720         541,522
       Less: Accumulated Depreciation . . . . . . . . . . . .   (188,031)       (119,053)
                                                               ------------  ------------
           Net Fixed Assets . . . . . . . . . . . . . . . . .    703,689         422,469
                                                               ------------  ------------

OTHER ASSETS:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . .     66,392          66,390
                                                               ------------  ------------
      Total Other Assets. . . . . . . . . . . . . . . . . . .     66,392          66,390
                                                               ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . $1,830,226     $ 1,962,987
                                                               ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable. . . . . . . . . . . . . . . . . . . . .  $ 502,854     $   391,918
    Notes Payable . . . . . . . . . . . . . . . . . . . . . .     26,332         165,429
    Notes Payable - related party . . . . . . . . . . . . . .  1,200,848         150,000
    Deferred Revenue. . . . . . . . . . . . . . . . . . . . .    150,217          70,563
    Convertible Debentures - current. . . . . . . . . . . . .        -0-         434,200
                                                               ------------  ------------
        Total current liabilities . . . . . . . . . . . . . .  1,880,251       1,212,110
                                                               ------------  ------------

LONG-TERM DEBT
    Convertible Debentures - Long Term. . . . . . . . . . . .  1,084,971         526,803
                                                               ------------  ------------
        Total long-term debt. . . . . . . . . . . . . . . . .  1,084,971         526,803
                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 share authorized
    zero shares issued and outstanding. . . . . . . . . . . .          -               -
Common Stock, $.001 par value; 100,000,000 shares authorized
    36,668,133 shares issued and outstanding in 2005. . . . .     36,670          11,297
    11,295,039 shares issued and outstanding in 2004
Additional paid-in Capital. . . . . . . . . . . . . . . . . .  7,494,025       4,868,061
Stocks to be Issued . . . . . . . . . . . . . . . . . . . . .        956             541
Stock subscription receivable . . . . . . . . . . . . . . . .   (792,840)        (59,880)
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . (7,873,807)     (4,595,945)
                                                               ------------  ------------
      Total stockholders' equity (deficit). . . . . . . . . . (1,134,996)        224,074
                                                               ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . $1,830,226     $ 1,962,987
                                                               ============  ============


                                  NEWAVE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED
                                    Three Months Ended June 30,      Six Months Ended June 30,
                                       2005         2004                2005          2004
                                 ------------------------------     -------------------------

REVENUES. . . . . . . . . . . .  $  2,673,365      1,862,476         4,199,174      2,735,495
    LESS REFUNDS, RETURNS, CREDITS   (688,733)       (33,724)         (955,926)       (79,116)
                                 ------------------------------     -------------------------
NET REVENUES                        1,984,632      1,828,752         3,243,248      2,656,379

COSTS OF SALES                        489,121        138,509           589,630        310,959
                                 ------------------------------     -------------------------
GROSS PROFIT                        1,495,511      1,690,243         2,653,618      2,345,420

OPERATING EXPENSES

    Salaries . . . . . . . . . .      736,790        710,394         1,485,838      1,190,110

    Advertising . . . . . . . . .     923,508        648,940         1,657,159      1,101,181

    Directors' Fees . . . . . . .         -0-            -0-               -0-      1,548,000

    Other operating expenses . .    1,237,702        444,865         2,075,541        664,884
                                 ------------------------------     -------------------------

 TOTAL OPERATING EXPENSES   . . .   2,898,000      1,804,199         5,218,538      4,504,175
                                 ------------------------------     -------------------------

Loss from operations. . . . . .    (1,402,489)      (113,956)       (2,564,920)    (2,158,755)
                                 ------------------------------     -------------------------

OTHER INCOME (EXPENSES)

Interest expense. . . . . . . .      (583,893)      (115,737)         (712,942)      (670,550)
                                 ------------------------------     -------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .      (583,893)      (115,737)         (712,942)      (670,550)
                                 ------------------------------     -------------------------

NET LOSS. . . . . . . . . . . .    (1,986,382)      (229,693)       (3,277,862)    (2,829,305)
                                 ------------------------------     -------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $       (.06)         (0.01)             (.09)         (0.09)
                                 ==============================     =========================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.    34,106,478     32,237,543        34,854,288     32,306,925
                                 ==============================     =========================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



                                  NEWAVE, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                    UNAUDITED


                                                Six           Six
                                                months ended  months ended
                                                June 30, 2005 June 30, 2004
                                                ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . .$ (3,277,862)    $ (2,829,305)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . .      68,978          427,816
   Bad debt expense . . . . . . . . . .  . . .                       60,000
Issuance of stock for directors fees. . . . .                     1,548,000
Issuance of stock for services . . . . . . .       436,350
Debt conversion feature expense . . . . . . .                       292,000
Debt Inducement Expense. . . . . . . . . . .                        337,291
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . .        16,445         (169,012)
Accounts receivable - other . . . . . . . .        642,181          (15,177)
Inventory. . . . . . . . . . . . . . . . . .        51,280          (10,838)
Other current assets . . . . . . . . . . . .      (321,181)         (75,606)
Other assets. . . . . . . . . . . . . . . . .                       (15,642)
Increase in current liabilities:
  Accrued expenses and accounts payable. . .       110,936           83,333
  Deferred revenue. . . . . . . . . . . . .         79,654
                                                ------------       ---------

NET CASH USED IN OPERATING ACTIVITIES. . . .    (2,193,219)        (367,140)
                                                ------------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . .      (350,198)        (189,246)
                                                ------------       ---------

NET CASH USED IN INVESTING ACTIVITIES. . . .      (350,198)        (189,246)
                                                ------------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay, Inc.                         (150,000)
Payments on Notes payable. . . . . . . . .        (139,097)
Proceeds from line of credit. . . . . . . .                         515,078
Payments on line of credit. . . . . . . .. .                       (484,578)
Proceeds from convertible debentures                64,734          833,000
Proceeds from long term debt . . . . . . . .       558,168
Payments on long term borrowings . . . . . .                         (1,237)
Proceeds from related party debts. . . . . .     1,050,848           51,000
Payment on Related Party Debts. . . . . . .                        (100,000)
Proceeds from borrowings . . . . . . . . . .                         28,000
Issuance of Common Stock . . . . . . . . . .       880,944
                                                ------------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES. .     2,415,597          691,363
                                                ------------       ---------

NET INCREASE IN CASH. . . . . . . . . . . .       (127,820)         134,977

CASH AT BEGINNING OF PERIOD. . . . . . . . .       210,361                0
                                                ------------       ---------

CASH AT END OF PERIOD. . . . . . . . . . . .    $   82,541       $  134,977
                                                ============      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                           $  45,136       $    4,394
Cash paid for taxes                              $     -0-        $     800

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


                                                     NEWAVE, INC.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            Stock
                                                                   Addi-                    Subscrip-
                                                                  tional       Shares       tions        Accum-
                       Pre-                                       Paid-In      To Be        Receiv-      ulated
                       ferred   Stock       Common      Stock     Capital      Issued       able         Deficit         Total
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------
                         # of                # of
                       Shares   Amount      Shares      Amount
                       -------  ----------  ----------  --------

Balance -
December 31, 2003           -            -      27,590        28     144,972         -             -      (605,386)     (460,386)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Issuance of stock
for Reverse Merger. .      94            -     572,159       574    (153,997)        -       (59,880)     (105,697)     (319,000)
Issuance of stock
for preferred stock .     (94)           -   9,418,000     9,418      (9,418)        -             -             -             -
Issuance of stock
for services. . . . .       -            -     430,000       430   1,128,670       250             -             -     1,129,350
Issuance of stock
 for director's
 expense. . . . . . .       -            -     750,000       750   1,547,250         -             -             -     1,548,000
Conversion on
 convertible
 debenture. . . . . .       -            -           -         -     655,616        50             -             -       655,666
Conversion
of debentures . . . .       -            -      77,290        77     252,835        88             -             -       253,000
Issuance of
stock warrants. . . .       -            -      20,000        20   1,302,133       153             -             -     1,302,306
Net Loss for Year . .       -            -           -         -           -         -                  (3,884,862)   (3,884,862)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Balance -
December 31, 2004           -            -  11,295,039    11,297   4,868,061       541       (59,880)   (4,595,945)      224,074
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Issuance of stock
for inducement. . . .       -            -           -         -      40,181        38             -             -        40,219
Issuance of stock
for equity line . . .       -            -     139,000       139     274,930       (69)            -             -       275,000
Issuance of stock
for cash. . . . . . .       -            -      61,000        59     342,151         -      (342,210)            -             -
Stock split (3 for 1)       -            -  22,990,078    22,990     (22,990)        -             -             -             -
Issuance of stock
for equity line . . .       -            -           -         -     207,529        49             -             -       207,578
Issuance of stock
for cash. . . . . . .       -            -     400,000       400     747,600         -      (748,000)            -             -
Issuance of stock
for equity line . . .       -            -           -         -      29,980        20             -             -        30,000
Stock Split (3 for 1)                                                   (1623)    1623                                         -
Cash Received for Stock Issuances                                                            357,250                     357,250
Beneficial Conversion Feature                                        386,688                                             386,688
Stock Issued for Finance Inducement            616,500       617     129,047      (496)                                  129,168
Conversion on convertible debenture             66,516        67      56,472                                              56,539
Stock Issued for Services                    1,100,000     1,100     436,000      (750)                                  436,350
Net Loss for Period .       -            -           -         -           -         -             -    (3,277,862)   (3,277,862)
Adjustment                                                     1          (1)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Balance -
June 30, 2005               -   $        -  36,668,133  $ 36,670  $7,494,025   $   956     $(792,840)  $(7,873,807)  $(1,134,996)
                       =======  ==========  ==========  ========  ===========  ========  ============  ============  ============

                          NEWAVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization:
-------------
Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. On December 24, 2003 the Company entered into an Agreement and Plan of Reorganization with NeWave, Inc. a Nevada corporation, pursuant to which the Company agreed that NeWave, Inc. would become the wholly-owned subsidiary subject to the parties to the Agreement meeting certain conditions. The parties to the Agreement satisfied the required conditions to close on January 15, 2004, including transfer of all funds. On January 15, 2004, all outstanding shares of Utah Clay Technology, Inc. common stock were acquired by NeWave, Inc. The purchase price consisted of $150,000 and the assumption of $165,000 in convertible debt for 576,968 shares of NeWave, Inc. dba Onlinesupplier.com's common stock. Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitaliztion of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave dba Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave dba Onlinesupplier.com was the operating company. Effective February 11, 2004 the Company changed its name from Utah Clay Technology, Inc. to Newave, Inc. The company offers a comprehensive line of products and services at wholesale prices through an online club membership.
Additionally, the Company creates, manages and maintains effective website solutions for eCommerce.

Basis  of  Accounting:
----------------------
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.
Reclassification  of  Cost  of  Sales  and  Operating  Expenses:
----------------------------------------------------------------
In the accompanying condensed statement of operations, all of the company's operating expenses have been classified as cost of sales, advertising expense, salary expense, director fees, and other operating expense. This basis of presentation is different than in prior reports, and all prior period amounts have been changed to comply with the current period classification. Cash and Cash Equivalents:
-----------------------------
The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Use  of  Estimates:
-------------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Property  &  Equipment:
-----------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.
Going  Concern:
---------------
The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company incurred a net loss of $3,277,862 for the six months ended June 30, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from officers of the Company.
Income  Taxes:
--------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).
Basic  and  Diluted  Net  Loss  per  Share:
-------------------------------------------
Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.
Stock  Based  Compensation:
---------------------------
The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.
Fair  Value  of  Financial  Instruments:
----------------------------------------
Statement of financial accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimated of fair value. Comprehensive Income:
----------------------
Statement of financial accounting standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.
Accounts  Receivable:
---------------------
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed.
Inventory:
----------
Inventories  consist  of  a  variety of wholesale goods purchased for individual resale and are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.
Revenue  Recognition:
---------------------
The Company has six revenue streams: membership fees earned from web hosting and other web-based services provided to the Company's customers, upsale of services provided by affiliated service providers, sales of customer lead information generated from potential customers who decide not to use the Company's services, advertising income, commissions earned from referrals to affiliated credit card processing service providers and lastly, product sales from the Company's online store. The Company does not provide multiple deliverables to its customers as described in EITF 00-21. Instead, the Company generally uses one revenue stream to develop potential revenues from another source, not from the same source. As such, the Company does not anticipate that the adoption of EITF 00-21 has a material effect on the financial statements.
The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received the cash proceeds from the credit card processor. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the revenue is collected. This is due to the uncertainty surrounding the credit card transactions and the varying percentage of credit card chargebacks. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable $6.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis.
The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. The Company notes that on a historical basis, its affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.
The Company generates leads for Applied Merchant as potential customers of the Company contact the Company's customer service department. The Company can not reasonably determine the actual incremental cost incurred in the process of generating each telephone call from a potential customer. Therefore costs are expensed as incurred.
The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past. Advertising Costs
---------------------
We  expense  advertising  costs  when  incurred.

NOTE  2  -  FEDERAL  INCOME  TAXES
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                  2005              2004
                                                 -------          --------
Deferred  tax  assets
     Net  operating  loss carryforwards        7,279,483      $  5,886,425
     Valuation allowance                      (7,279,483)       (5,886,425)
                                             -------------     -------------
     Net  deferred  tax  assets                        0      $          0
                                             =============     =============

At June 30, 2005, the Company had net operating loss carryforwards of approximately 7,279,483 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.
NOTE  3  -  GOING  CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The company incurred a net loss of $3,277,862 for the six months ended June 30, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from the officers of the Company.

NOTE  4  -  ACCOUNTS  RECEIVABLE
As  of  June  30,  2005,  accounts  receivable,  consists  of  the  following:

Accounts  Receivable
     Impact  Legal                  $313,963
     Platinum  Values                 72,256
     Misc.  Receivables              112,292
                                  ----------
                                    $498,511
                                    ========

NOTE  5  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

Accounts  Payable  and  Accrued  Expenses               $463,816
Accrued  Payroll  and  Payroll  Taxes                     39,038
                                                       ---------
                                                        $502,854
                                                        ========

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

Notes  Payable  -  Others:
Notes Payable to others, unsecured, bearing an interest rate of 9% per annum, unsecured and due on demand. $ 25,000
Notes Payable to others, unsecured, bearing an interest rate of 9% per annum, unsecured and due on demand. $ 1,332

Notes  Payable  -  Related  Parties:

Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  10%,  due  on  demand.  $  125,000

Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  26.8%,  due  on  demand.  $25,000

Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  26.8%,  due  on  demand.  $25,000

Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  6%,  due  on  demand.  $25,000

Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  6%,  due  on  demand.  $25,000

NOTE  7  -  CONVERTIBLE  DEBT:

Convertible  Debentures:
------------------------
On January 15, 2004 the Company issued $250,000 worth of 6%, 5-year Term, Convertible Debentures, (the "Debentures) to a majority shareholder. On January 25, 2004 the Company issued $355,000 worth of 6%, 5-year Term, Convertible Debentures to a majority shareholder. On January 26, 2004 the Company issued $50,000 worth of 6%, 5-year Term Convertible Debentures to a majority shareholder. On March 3, 2004 the Company issued $28,000 worth of 6%, 5-year Term, Convertible Debentures to Preston Capital Partners. On April 1, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $30,000, to majority shareholders. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $99,224. On May 5, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $30,000, to majority shareholders. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $130,196. On July 7, 2004 the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $30,000, to a majority shareholder. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $127,126. On August 18, 2004 the Company issued $204,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $34,000, to majority shareholders. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $106,028. On September 25, 2004 the Company issued $282,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $47,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $178,003. On October 25, 2004 the Company issued $60,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $10,000, to a majority shareholder. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $37,840. On November 11, 2004 the Company issued $162,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $27,000, to a majority shareholder. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $168,254. On December 28, 2004 the Company issued $240,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $40,000, to majority shareholders. Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $200,010.
The Debentures shall pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement
The principal amount of the Debentures are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. These Debentures are full recourse loans being made by the Holder and the Company is liable for any deficiency.
A payment of $5,500 against the principle balance of the convertible debenture dated January 15, 2004 was made during the six months ended June 30, 2005. Amortization of the debt discount on all convertible debentures outstanding as of June 30, 2005 amounted to $91,401 and $156,135 for the three and six months ended June 30, 2005, and is included in interest expense on the consolidated condensed statement of operations.
As  of  June 30, 2005, Convertible Debentures of $1,084,971 remained outstanding
--------------------------------------------------------------------------------
and  are  comprised  of  the  following  components:
----------------------------------------------------
Convertible  Debentures
     Convertible  debentures  issued  at  face  value     $2,165,500
     Unamortized  debt  discounts                           (205,792)
     Unamortized  warrants  to  purchase  common  stock     (874,737)
                                                          -----------
                                                          $1,084,971
                                                          ===========
Convertible  Promissory  Notes:
-------------------------------
On April 19, 2005, the Company issued $264,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 (the "Promissory Notes") at a discount of $44,000, to majority shareholders. On May 20, 2005, the Company issued a $402,750 non-interest bearing Convertible Promissory Note, due September 20, 2005 at a discount of $52,750, to a majority shareholder. On June 2, 2005, the Company issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to a majority shareholder.
The Debentures shall be paid in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Promissory Note at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Promissory Notes are subject to automatic conversion at the maturity date at which time all Promissory Notes outstanding will be automatically converted based upon the formula set forth in the agreement.
Amortization of the debt discount on all convertible promissory notes as of June 30, 2005 amounted to $52,137 for the three and six months ended June 30, 2005 and is included in interest expense on the consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible promissory notes issued during the three and six months ended June 30, 2005 of $361,688 was recorded during the three and six months ended June 30, 2005 and is included in interest expense on the consolidated condensed statement of operations.
Payments of $41,437 were applied against the convertible promissory note dated April 11, 2005 during the three months ended June 30, 2005.
A total of $64,851 of the principle balance of the Convertible Promissory Notes dated April 11, 2005 were converted to 66,516 shares of common stock during the three months ended June 30, 2005, leaving a balance on these debts of $157,711, as of June 30, 2005.
The principal amounts of these Promissory Notes are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. The Promissory Notes are full recourse loans being made by the Holder. The Company is liable for any deficiency.
As  of  June  30,  2005,  Notes Payable - Related Parties of $1,200,848 remained
--------------------------------------------------------------------------------
outstanding  and  are  comprised  of  the  following  components:
-----------------------------------------------------------------
Notes  Payable  -  Related  Parties
     Promissory  notes  issued  at  face  value             $1,100,461
     Notes  payable  to  majority  shareholders                225,000
     Unamortized  debt  discounts                             (124,613)
                                                            -----------
                                                            $1,200,848
                                                            ===========

NOTE  8  -  CAPITAL  STOCK

Common  Stock
In January 2004, the Company increased the authorized shares of common stock to 300,000,000.
During the six months ended June 30, 2005, the following shares of common stock were issued by the Company:
The Company issued 369,512 shares of the Company's common stock for $869,828 in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners.
The Company agreed to issue 159,000 shares of the Company's common stock valued at $169,387 to a majority shareholder as an inducement to provide financing to the Company.
The Company issued 457,500 shares of common stock which were contracted and accounted for as a financing inducement expense of $221,125 during the three months ended March 31, 2004.
The Company issued 750,000 shares of common stock valued at $381,250 which were contracted and accounted for as advertising expenses during the twelve month period ended March 2, 2005.
atAmy Trombly1721273503We need the Note for the Exhibits section.The Company issued 66,516 shares of common stock to majority shareholders upon the conversion of $64,851 in convertible promissory notes dated April 11, 2005. The Company issued 230,488 shares of the Company's common stock for $732,960 to a majority shareholder. Proceeds of $732,960 had not yet been received by the Company as of the date of these financial statements.
The Company issued 350,000 shares of Common Stock valued at $436,350 for marketing service to be provided over the twelve month period beginning March 3, 2005
The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split. Preferred Stock
Effective September30, 1996, the Company authorized 10,000,000 shares of preferred stock at par value of $.001. There is no preferred stock outstanding as of June 30, 2005.

NOTE  9  -  FINANCIAL  ACCOUNTING  DEVELOPMENTS
Recently  issued  Accounting  Pronouncements
In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.
In December 2003, the FASB issued FASB Interpretation No. 146, (revised December
2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.
If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company doe not have any interest in any VIE.
In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149did not materially effect the financial statements.
In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
In November 2004, the FASB issued SFAS NO. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that, "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 5, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Cautionary  statement  concerning  forward-looking  statements
--------------------------------------------------------------
This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed in our 10-KSB for the year ended December 31, 2004 and from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview
--------
We incorporated in the State of Utah on March 1, 1994 as Utah Clay Technology, Inc. From our formation until January 15, 2004, our business plan included:
(1)  locating  kaolin  deposits  in  Utah;
(2)  obtaining  the  legal  rights  to  these  deposits;
(3)  conducting  exploratory  operations;
(4)  testing  the  extracted  minerals  in  the  laboratory;  and
(5) selling samples of the processed form of our kaolin to a commercial company for market evaluation.
Although we did obtain certain legal rights to properties possibly containing kaolin, due to a lack of capital, we never commenced mining operations. As a result, we have had no revenues since our inception. On January 15, 2004, we abandoned our business plan. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, we changed our name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. We own and operate an online membership club that offers a comprehensive line of products and services at wholesale prices through our membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.
On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We did not generate any revenues in the fiscal year ending December 31, 2003.
We acquired our operating subsidiary, Auction Liquidator, on October 13, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003. We acquired our operating subsidiary, Discount Online Warehouse, on April 13, 2004 and its operations are therefore not reflected on our financial statements for the fiscal year ending December 31, 2003.

SIX  MONTHS  ENDED  JUNE  30,  2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2004.

Revenues
--------
We generated net revenues of $3,243,248 for the six months ended June 30, 2005, as compared to $2,656,379 for the six months ended June 30, 2004. The increase in revenue is due to the introduction of new products, and increased marketing and sales efforts.
Costs  of  Sales
----------------

We incurred costs of sales of $589,630 for the six months ended June 30, 2005, as compared to $310,959 for the six months ended June 30, 2004, reflecting an increase in costs to maintain our customers' web stores, costs associated with printing and distributing a welcome kit to all new customers beginning in 2005, and costs paid to a third party vendor to provide service for one of our new products.

OperatingExpenses
-----------------

We incurred costs of $5,218,538 for the six months ended June 30, 2005 as compared to $4,504,175 for the six months ended June 30, 2004. The increase in Operating Expenses was due to an increase in salaries, advertising, financing inducement fees, and investor relations expenses. These increases were partially offset by a decrease in director fees which totaled $1,548,000 in the first quarter of 2004.

Net  Loss
---------

We had a net loss of $3,277,862 for the six months ended June 30, 2005 as compared to $2,829,305 for the six months ended June 30, 2004. The increase in expenses due to the factors above contributed mainly to the increase in our loss as well.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------

Our basic and diluted loss per share for the six months ended June 30, 2005 was ($0.09) as compared to ($0.09) for the six months ended June 30, 2004. The loss per share remained constant even though the net loss increased by $$448,557 because of an increase in the weighted shares outstanding of 2,547,363.

Liquidity  andCapitalResources
------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital, our operations will be curtailed. As of June 30, 2005, we had total Current Assets of $1,060,145.

We had Current Liabilities of $1,880,251 as of June 30, 2005. Cash and cash equivalents were $82,541 as of June 30, 2005. Our Stockholder's Deficit at June 30, 2005 was $1,134,996.

We had a net usage of cash due to operating activities in as of June 30, 2005 of $2,193,219 as compared to $367,140 for the same period ended 2004. The increase was due to an increase in accounts and other receivable and prepaid expenses while director fees decreased substantially.

We had net cash provided by financing activities of $2,415,597 in the six months ended June 30, 2005 including $1,534,653 of proceeds for the equity line and related-party borrowings; as compared to $691,263 for the same period ended 2004.

Financing  activities
---------------------

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000. The Note has a 0% interest rate and was repaid on May 20, 2005.

112220400On April 18, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000. The Note has a 0% interest rate and is due and payable on August 19, 2005. This note was repaid on August 5, 2005.

On April 18, 2005, we issued a Note to eFund Capital Partners, in the amount of $132,000. The Note has a 0% interest rate and is due and payable on August 19, 2005.

On May 20, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750. The Note has a 0% interest rate and is due and payable on December 20, 2005.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $540,000. The Note has a 0% interest rate and is due and payable on December 20, 2005.

Subsidiaries
------------

As of June 30, 2005, we have three subsidiaries, Onlinesupplier.com, Inc., Auction Liquidator, and Discount Online Warehouse.


ITEM  3.  CONTROLS  AND  PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

Paul  S.  Daniel  was  appointed  as  Chief  Financial Officer on June 28, 2005.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

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

3.4  By-laws  (included  as  Exhibit  3.(ii)  to the Form SB-2/A filed April 11,
2000,
and  incorporated  herein  by  reference).

4.1  Certificate  of  Designation  of  Series  C (included as Exhibit 4.1 to the
10-KSB  filed  April  14,  2004,  and  incorporated  herein  by  reference).

4.2  Form  Series  C Convertible Preferred Stock Purchase Agreement (included as
Exhibit 4.2 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.3 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated January 5, 2004 (included as Exhibit 4.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.4 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated January 25, 2004 (included as Exhibit 4.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.5 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated January 26, 2004 (included as Exhibit 4.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.6 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated February 19, 2004 (included as Exhibit 4.4 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.7 Debenture Agreement between the Company and Preston Capital Partners, LLC, dated March 3, 2004 (included as Exhibit 4.5 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.8 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 1, 2004 (included as Exhibit 4.6 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.9 Debenture Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.7 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.10  Debenture  Agreement  between  the  Company  and Dutchess Private Equities
Fund,
II,  dated  May 5, 2004 (included as Exhibit 4.8 to the Form 10-QSB filed August
23,  2004,  and  incorporated  herein  by  reference).

4.11 Debenture Agreement between the Company and eFund Capital Partners, dated
May 5, 2004 (included as Exhibit 4.9 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.12 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 1, 2004 (included as Exhibit 4.10 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.13 Warrant Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.11 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.14 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 5, 2004 (included as Exhibit 4.12 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.15 Warrant Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.13 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.16 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 9, 2004 (included as Exhibit 4.14 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.17 Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP, dated July 9, 2004 (included as Exhibit 4.15 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.18 Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP, dated August 15, 2004 (included as Exhibit 4.16 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.19 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated August 15, 2004 (included as Exhibit 4.17 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.20 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated August 18, 2004 (included as Exhibit 4.18 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.21 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated August 18, 2004 (included as Exhibit 4.19 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.22 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.20 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.23 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.21 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.24 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.22 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.25 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.23 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.26 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated February 4, 2004 (included as Exhibit 4.24 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

4.27 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.25 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.28 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.26 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

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

4.31 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 28, 2004 (included as Exhibit 4.29 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.32 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated December 28, 2004 (included as Exhibit 4.30 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.33 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated February 11, 2005 (included as Exhibit 4.31 to the Form 10-QSB filed
May  23,  2005,  and  incorporated  herein  by  reference).

4.34 Promissory Note between the Company and eFund Small Cap Fund, L.P., dated April 8, 2005 (filed herewith).

4.35 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated April 12, 2005 (filed herewith).

4.36 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated May 20, 2005 (filed herewith).

4.37 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated June 2, 2005 (filed herewith).

4.38 Receivable Factoring Agreement between the Company and Dutchess Private Equities
Fund,  II,  LP,  dated  June  8,  2005  (filed  herewith).

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

10.30 Employment Offer Letter between the Company and Paul Daniel, dated June 24, 2005 (included as Exhibit 10.1 to the Form 8-K filed August XX, 2005, and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1  List  of  Subsidiaries  (filed  herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Reports  Filed  on  Form  8-K

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date:  August  19,  2005           NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive  Officer


Dated:  August  19,  2005
                                 /s/  Paul  Daniel
                                 -----------------
                                 Paul  Daniel
                                 Chief  Financial  Officer