Form 10QSB
period 2005-09-30
NEWAVE INC
filed 2005-11-14
CIK 1028070

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 333-34308

                                  NeWave, Inc.
                              --------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   Yes  ___  No  X

As of September 30, 2005, the Issuer had 38,544,633 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):   Yes  ___ No X


NEWAVE, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS

PART I.  FINANCIAL  INFORMATION
--------------------------------
Item 1.  Financial  Statements.                                           1-13

Item 2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.  13

Item 3.  Controls  and  Procedures.                                         16


PART II.  OTHER  INFORMATION
----------------------------
Item 1.  Legal  Proceedings.                                                17

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds.      17

Item 3.  Defaults  Upon  Senior  Securities.                                17

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       17

Item 5.  Other  Information.                                                17

Item 6.  Exhibits  and  Reports  on  Form  8-K.                             18


                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.
                                  NEWAVE, INC.
                      (FORMERLY UTAH CLAY TECHNOLOGY, INC.)
                              FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

JASPERS  + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
------------------------------
9175 E.  KENYON AVENUE, SUITE 100
DENVER, CO  80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Newave, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Newave, Inc. as of September 30, 2005, and the related consolidated statement of operations for the three-month and nine-month period ended September 30, 2005, and stockholders' equity and cash flows for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements, audited the financial statements for the year ended December 31, 2004. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Jaspers  + Hall, PC
Denver, CO
November 11, 2005

                                  NEWAVE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    UNAUDITED

                                                             September  30      December 31,
                                                                  2005           2004
                                                                  ----           ----

ASSETS:
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 111,713     $   210,361
   Accounts Receivable. . . . . . . . . . . . . . . . . . . .    528,209         514,956
   Allowance for Doubtful Accounts. . . . . . . . . . . . . .   (215,000)       (215,000)
   Other Receivables. . . . . . . . . . . . . . . . . . . . .     52,976         724,865
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .     27,590          39,796
   Prepaid Expenses . . . . . . . . . . . . . . . . . . . . .    553,630         199,150
                                                               ------------  ------------
      Total Current Assets. . . . . . . . . . . . . . . . . .  1,059,118       1,474,128
                                                               ------------  ------------

FIXED ASSETS:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .    482,998         213,664
   Furniture  & Fixtures. . . . . . . . . . . . . . . . . . .     76,123          74,798
   Computers & Software . . . . . . . . . . . . . . . . . . .    240,404         163,138
   Leasehold Improvements . . . . . . . . . . . . . . . . . .    103,124          89,922
                                                               ------------  ------------
       Total Fixed Assets . . . . . . . . . . . . . . . . . .    902,649         541,522
       Less: Accumulated Depreciation . . . . . . . . . . . .   (230,894)       (119,053)
                                                               ------------  ------------
           Net Fixed Assets . . . . . . . . . . . . . . . . .    671,755         422,469
                                                               ------------  ------------

OTHER ASSETS:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . .     66,393          66,390
                                                               ------------  ------------
      Total Other Assets. . . . . . . . . . . . . . . . . . .     66,393          66,390
                                                               ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . $1,797,266     $ 1,962,987
                                                               ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses . . . . . . . . . .  $ 473,288     $   391,918
    Notes Payable . . . . . . . . . . . . . . . . . . . . . .        533         165,429
    Notes Payable - related party . . . . . . . . . . . . . .  2,064,152         150,000
    Deferred Revenue. . . . . . . . . . . . . . . . . . . . .    181,730          70,563
    Convertible Debentures - current. . . . . . . . . . . . .        -0-         434,200
                                                               ------------  ------------
        Total current liabilities . . . . . . . . . . . . . .  2,719,703       1,212,110
                                                               ------------  ------------

LONG-TERM DEBT
    Convertible Debentures - Long Term. . . . . . . . . . . .  1,227,584         526,803
                                                               ------------  ------------
        Total long-term debt. . . . . . . . . . . . . . . . .  1,227,584         526,803
                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 share authorized
    zero shares issued and outstanding. . . . . . . . . . . .          -               -
Common Stock, $.001 par value; 300,000,000 shares authorized
    38,544,633 shares issued and outstanding in 2005. . . . .     38,546          33,891
    33,885,117 shares issued and outstanding in 2004
Additional paid-in Capital. . . . . . . . . . . . . . . . . .  8,309,059       4,844,385
Stocks to be Issued . . . . . . . . . . . . . . . . . . . . .         40            1623
Stock subscription receivable . . . . . . . . . . . . . . . .   (451,202)        (59,880)
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .(10,046,464)     (4,595,945)
                                                               ------------  ------------
      Total stockholders' equity (deficit). . . . . . . . . . (2,150,021)        224,074
                                                               ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . $1,797,266     $ 1,962,987
                                                               ============  ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEE ACCOUNTANTS REVIEW REPORT

                                  NEWAVE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                    Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                       2005         2004                2005          2004
                                 ------------------------------     -------------------------

REVENUES. . . . . . . . . . . .  $  2,171,782      2,402,353         6,370,956      5,137,848
    LESS REFUNDS, RETURNS, CREDITS   (394,475)      (297,170)       (1,350,402)      (376,286)
                                 ------------------------------     -------------------------
NET REVENUES                        1,777,307       2,105,183        5,020,554      4,761,562

COSTS OF SALES                        578,869         322,320        1,168,499        633,279
                                 ------------------------------     -------------------------
GROSS PROFIT                        1,198,438       1,782,863        3,852,055      4,128,283

OPERATING EXPENSES

    Salaries . . . . . . . . . .      777,794         815,013        2,263,632      2,005,123

    Advertising . . . . . . . . .     642,400         706,435        2,299,559      1,807,616

    Directors' Fees . . . . . . .         -0-             -0-              -0-      1,548,000

    Other operating expenses . .    1,341,691         556,848        3,417,232      1,221,732
                                 ------------------------------     -------------------------

 TOTAL OPERATING EXPENSES   . . .   2,761,885       2,078,296        7,980,423      6,582,471
                                 ------------------------------     -------------------------

Loss from operations. . . . . .    (1,563,447)       (295,433)      (4,128,368)    (2,454,188)
                                 ------------------------------     -------------------------

OTHER INCOME (EXPENSES)

Interest expense. . . . . . . .      (609,210)       (219,596)      (1,322,151)      (890,146)
                                 ------------------------------     -------------------------

TOTAL OTHER INCOME
  (EXPENSES). . . . . . . . . .      (609,210)       (219,596)      (1,322,151)      (890,146)
                                 ------------------------------     -------------------------

NET LOSS. . . . . . . . . . . .    (2,172,657)       (515,029)      (5,450,519)    (3,344,336)
                                 ------------------------------     -------------------------

BASIC AND DILUTED LOSS
  PER SHARE . . . . . . . . . .  $       (.06)          (0.02)            (.15)         (0.10)
                                 ==============================     =========================

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING.    37,746,747      33,683,940       37,037,876     32,770,974
                                 ==============================     =========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEE ACCOUNTANTS REVIEW REPORT


                                  NEWAVE, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                    UNAUDITED

                                                Nine          Nine
                                                months ended  months ended
                                                Sept 30, 2005 Sept 30, 2004
                                                ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . .$ ( 5,450,519 )  $ (3,344,334)
Adjustment to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization . . . . . . .     502,578          771,569
   Bad debt expense . . . . . . . . . .  . . .                       90,000
Issuance of stock for directors fees. . . . .                     1,548,000
Issuance of warrants                               305,686
Issuance of stock for services . . . . . . .       436,350
Debt conversion feature expense . . . . . . .      746,738          458,500
Debt Inducement Expense. . . . . . . . . . .       318,225          337,291
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . .       (13,253)        (135,124)
Accounts receivable - other . . . . . . . .        671,889           14,418
Inventory. . . . . . . . . . . . . . . . . .        12,206          ( 9,218)
Prepaid Expenses. . . . . . . . . . . . . .       (354,480)        (440,000)
Other current assets . . . . . . . . . . . .                       (167,347)
Other assets. . . . . . . . . . . . . . . . .           (3)         (16,392)
Increase in current liabilities:
  Accrued expenses and accounts payable. . .        81,370          144,646
  Deferred revenue. . . . . . . . . . . . .        111,167
                                                ------------       ---------

NET CASH USED IN OPERATING ACTIVITIES. . . .    (2,632,046)        (747,991)
                                                ------------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . .      (361,127)        (248,892)
                                                ------------       ---------

NET CASH USED IN INVESTING ACTIVITIES. . . .      (361,127)        (248,892)
                                                ------------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay, Inc.                         (150,000)
Payments on Notes payable. . . . . . . . .         (87,500)
Proceeds from line of credit. . . . . . . .                       1,838,382
Payments on line of credit. . . . . . . .. .                     (1,824,447)
Proceeds from convertible debentures                              1,660,300
Proceeds from long term debt . . . . . . . .
Payments on long term borrowings . . . . . .                        (55,000)
Proceeds from related party debts. . . . .        2,760,000          50,000
Payment on Related Party Debts. . . . . . .        (932,000)       (317,424)
Proceeds from borrowings . . . . . . . . . .                         28,000
Issuance of Common Stock . . . . . . . . . .      1,212,886           1,000
Payments to reacquire common stock. . . . .                         (15,000)
Payments on bank borrowings. . . . . . . .           (2,322)         (1,998)
Conversion of Debenture . . . . . . . . . .         (56,539)
                                                ------------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES. .      2,894,525       1,185,813
                                                ------------       ---------

NET INCREASE (DECREASE) IN CASH. . . . . .          (98,648)        188,930

CASH AT BEGINNING OF PERIOD. . . . . . . . .        210,361              0
                                                ------------       ---------

CASH AT END OF PERIOD. . . . . . . . . . . .        111,713      $  188,930
                                                ============      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                           $  59,261       $   28,097
Cash paid for taxes                              $    -0-        $      800

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEE ACCOUNTANTS REVIEW REPORT

                                  Newave, Inc.
            Consolidated Condensed Statement of Stockholders' Equity
                                    Unaudited
                               September 30, 2005
                                                                                            Stock
                                                                   Addi-                    Subscrip-
                                                                  tional       Shares       tions        Accum-
                       Pre-                                       Paid-In      To Be        Receiv-      ulated
                       ferred   Stock       Common      Stock     Capital      Issued       able         Deficit         Total
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------
                         # of                # of
                       Shares   Amount      Shares      Amount
                       -------  ----------  ----------  --------

Balance -
December 31, 2003           -            -      82,770        84     144,916         -             -      (605,386)     (460,386)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Issuance of stock
for Reverse Merger. .     282            -   1,716,477     1,722    (155,145)        -       (59,880)     (105,697)     (319,000)
Issuance of stock
for preferred stock .    (282)           -  28,254,000    28,254     (28,254)        -             -             -             -
Issuance of stock
for services. . . . .       -            -   1,290,000      1290   1,127,310       750             -             -     1,129,350
Issuance of stock
 for director's
 expense. . . . . . .       -            -   2,250,000      2250   1,545,750         -             -             -     1,548,000
Conversion on
 convertible
 debenture. . . . . .       -            -           -         -     655,516       150             -             -       655,666
Conversion
of debentures . . . .       -            -     231,870       231     252,505       264             -             -       253,000
Issuance of
stock warrants. . . .       -            -      60,000        60   1,301,787       459             -             -     1,302,306
Net Loss for Year . .       -            -           -         -           -         -                  (3,884,862)   (3,884,862)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Balance -
December 31, 2004           -            -  33,885,117    33,891   4,844,385      1623       (59,880)   (4,595,945)      224,074
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------


Issuance of stock
for equity line             -            -  1,000,000        994   1,089,633       -417    (1,090,210)            -            -
Issuance of stock
for inducement. . . .                         808,500        810     317,706       -291                                  318,225
Issuance of stock
for cash. . . . . . .       -            -    264,000        264          -        -264            -             -             -
Beneficial Conversion       -            -       -             -     746,738         -             -             -       746,738
Exercise of Puts                                                     512,439        139      700,308             -     1,212,886
Conversion on convertible debenture      -     66,516         67      56,472         -             -             -        56,539
Stock Issued for Services   -            -  1,100,000      1,100     436,000       -750            -             -       436,350
Re-issuance of stock as
registered. . . . . . .     -            -  1,420,500      1,420           -          -       (1,420)            -             -
Issuance of stock warrants               -          -          -     305,686          -            -             -       305,686
Net Loss for Period .       -            -          -          -           -          -            -    (5,450,519)   (5,450,519)
                       -------  ----------  ----------  --------  -----------  --------  ------------  ------------  ------------

Balance -
September 30, 2005          -   $        -  38,544,633  $ 38,546  $8,309,059   $     40    $(451,202) $(10,046,464)  $(2,150,021)
                       =======  ==========  ==========  ========  ===========  ========  ============  ============  ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEE ACCOUNTANTS REVIEW REPORT

                          NEWAVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

The Company incurred a net loss of $5,450,519 for the nine months ended September 30, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from officers of the Company.

Income  Taxes:
--------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

Basic  and  Diluted  Net  Loss  per  Share:
-------------------------------------------
Basic loss per share is computed on the basis on the weighted average of common shares outstanding. For the period ended September 30,2005 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in the current period. At September 30, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share. .

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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $4.95 and $9.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. The Company notes that on a historical basis, its affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

Advertising  Costs
------------------

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



                                                   2005              2004
                                                 -------          --------
Deferred  tax  assets
     Net  operating  loss carryforwards        9,502,140      $  6,401,454
     Valuation allowance                      (9,502,140)       (6,401,454)
                                             -------------     -------------
     Net  deferred  tax  assets                        0      $          0
                                             =============     =============

At September 30, 2005, the Company had net operating loss carryforwards of approximately 9,502,140 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $5,450,519 for the nine months ended September 30, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through private funding and funding from the officers of the Company.

NOTE  4  -  ACCOUNTS  RECEIVABLE

As  of  September  30,  2005,  accounts  receivable,  consists of the following:

Accounts  Receivable
     Impact  Legal                  $284,482
     Platinum  Values                 72,256
     Misc.  Receivables              171,471
                                  ----------
                                    $528,209
                                    ========


NOTE  5  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES



Accounts  Payable  and  Accrued  Expenses               $377,922
Accrued  Payroll  and  Payroll  Taxes                     48,426
Accrued Interest                                          46,940
                                                       ---------
                                                        $473,288
                                                        ========


NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

Notes  Payable  -  Others:
Notes Payable to others, unsecured, bearing an interest rate of 9% per annum, unsecured and due on demand. $ 533

Notes  Payable  -  Related  Parties:
Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  6%,  due  on  demand.  $25,000
Note  Payable  to  a  majority  shareholder,  unsecured,
bearing  an  interest  rate  of  6%,  due  on  demand.  $25,000

NOTE  7  -  CONVERTIBLE  DEBT

Convertible  Debentures:
------------------------

On  January  5,  2004,  the  Company  issued  $125,000 worth of 6%, 5-year Term,
Convertible  Debentures  to  a  minority  shareholder.

On  January  15,  2004  the  Company  issued  $250,000 worth of 6%, 5-year Term,
Convertible  Debentures  to  a  majority  shareholder.

On  January  25,  2004  the  Company  issued  $305,000 worth of 6%, 5-year Term,
Convertible  Debentures  to  a  majority  shareholder.

On  January  26,  2004,  the  Company  issued  $50,000  worth of 6%, 5-year Term
Convertible  Debentures  to a majority shareholder.

On March 3, 2004 the Company issued $28,000 worth of 6%, 5-year Term, Convertible Debentures to Preston Capital Partners.

On April 1, 2004, the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $30,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $99,224.

On  May  5,  2004,  the  Company  issued  $180,000  worth  of  8%,  5-year Term,
Convertible  Debentures  at  a  discount  of  $30,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $130,196.

On July 7, 2004, the Company issued $180,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $30,000, to a majority shareholder.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $127,126.

On  August  18,  2004,  the  Company  issued  $204,000 worth of 8%, 5-year Term,
Convertible  Debentures  at  a  discount  of  $34,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $106,028.

On September 25, 2004, the Company issued $282,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $47,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $178,003.

On  October  25,  2004,  the  Company  issued $60,000 worth of 8%, 5-year Term,
Convertible  Debentures  at  a  discount  of $10,000, to a majority shareholder.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $37,840.

On November 11, 2004, the Company issued $162,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $27,000, to a majority shareholder.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $168,254.

On December 28, 2004, the Company issued $240,000 worth of 8%, 5-year Term, Convertible Debentures at a discount of $40,000, to majority shareholders.
Additionally, warrants to purchase additional shares of common stock were attached to these Convertible Debentures and were valued at $200,010.

The Debentures pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement

The principal amount of the Debentures are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. These Debentures are full recourse loans being made by the Holder and the Company is liable for any deficiency.

A payment of $5,500 against the principle balance of the convertible debenture dated January 15, 2004 was made during the nine months ended September 30, 2005.

A payment of $11,602 against the principle balance of the convertible debenture dated January 25, 2004 was made during the nine months ended September 30, 2005.

A payment of $39,439 against the principle balance of the convertible debenture dated April 1, 2004 was made during the nine months ended September 30, 2005.

Amortization of the debt discount on all convertible debentures outstanding as of September 30, 2005 amounted to $68,654 and $198,122 for the three and nine months ended September 30, 2005, and is included in interest expense on the consolidated condensed statement of operations.

As  of  September  30,  2005,  Convertible  Debentures  of  $1,227,584  remained
--------------------------------------------------------------------------------
outstanding  and  are  comprised  of  the  following  components:
-----------------------------------------------------------------



Convertible  Debentures
     Convertible  debentures  issued  at  face  value     $2,239,459
     Unamortized  debt  discounts                           (189,471)
     Unamortized  warrants  to  purchase  common  stock     (822,404)
                                                          -----------
                                                          $1,227,584
                                                          ===========


Convertible  Promissory  Notes:
-------------------------------
On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the nine months ended September 30, these notes were repaid, and as of September 30, 2005, the outstanding balance was zero.

On April 18, 2005, the Company issued $264,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to majority shareholders. During the nine months ended September 30, these notes were repaid, and as of September 30, 2005, the outstanding balance was zero.

On May 20, 2005, the Company issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to a majority shareholder. During the nine months ended September 30, this note was repaid, and as of September 30, 2005, the outstanding balance was zero.

On June 2, 2005, the Company issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,0000, to a majority shareholder.

On July 22, 2005, the Company issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to a majority shareholder.

On August 4, 2005, the Company issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to a majority shareholder.

On August 17, 2005, the Company issued a $247,200 non-interest bearing Convertible Promissory Note, due January 17, 2006 at a discount of $40,200, to a majority shareholder.

On August 18 2005, the Company issued $221,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $37,000, to a majority shareholder. During the nine months ended September 30, $5,000 was repaid on these notes, and as of September 30, 2005, the outstanding balance was $216,000.

On August 18 2005, the Company issued $84,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $14,000, to a majority shareholder.

On September 16, 2005, the Company issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to a majority shareholder. During the nine months ended September 30, $40,500 was repaid on these notes, and as of September 30, 2005, the outstanding balance was $151,500.

On September 30, 2005, the Company issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to a majority shareholder.

The Convertible Promissory Notes shall be paid in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Promissory Note at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five
(5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Promissory Notes are subject to automatic conversion at the maturity date at which time all Promissory Notes outstanding will be automatically converted based upon the formula set forth in the agreement.

Amortization of the debt discount on all convertible promissory notes as of September 30, 2005 amounted to $134,014 and $186,151 for the three and nine months ended September 30, 2005 and is included in interest expense on the consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible promissory notes issued during the three and nine months ended September 30, 2005 amounted to $360,050, and $746,738 during the three and nine months ended September 30, 2005 and is included in interest expense on the consolidated condensed statement of operations.

Payments of $264,000 were applied against the convertible promissory note dated April 19, 2005 during the nine months ended September 30, 2005. Payments of $112,500 were applied against the convertible promissory note dated May 20, 2005 during the nine months ended September 30, 2005. Payments of $40,500 were applied against the convertible promissory note dated September 16, 2005 during the nine months ended September 30, 2005. Payments of $5,000 were applied against the convertible promissory note dated August 18, 2005 during the nine months ended September 30, 2005.

The principal amounts of these Promissory Notes are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. The Promissory Notes are full recourse loans being made by the Holder. The Company is liable for any deficiency.
As  of September 30, 2005, Notes Payable - Related Partiesof $2,064,151 remained
--------------------------------------------------------------------------------
outstanding  and  are  comprised  of  the  following  components:
-----------------------------------------------------------------



Notes Payable - Related Parties
     Promissory notes issued at face value            $2,224,950
     Notes payable to majority shareholders               50,000
     Unamortized debt discounts                         (210,798)
                                                     -----------
                                                      $2,064,152
                                                     ===========

NOTE  8  -  CAPITAL  STOCK

Common  Stock

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000.

During the nine months ended September 30, 2005, the following shares of common stock were issued by the Company:

The Company issued 1,000,000 shares of the Company's common stock for $1,089,751 in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners. As of September 30, 2005, proceeds for 12,800 shares not yet been received by the Company.

The Company agreed to issue 40,000 shares of the Company's common stock valued at $46,460 to a majority shareholder as an inducement to provide financing to the Company. The Company issued 351,000 shares valued at $271,372 to a majority shareholder as an inducement to provide financing to the Company.
The Company issued 457,500 shares of common stock which were contracted and accounted for as a financing inducement expense of $221,125 during the three months ended March 31, 2004.

The Company issued 750,000 shares of common stock valued at $381,250 which were contracted and accounted for as advertising expenses during the twelve month period ended March 2, 2005. The Company issued 350,000 shares of Common Stock valued at $436,350 for marketing service to be provided over the twelve month period beginning March 3, 2005

The Company issued 66,516 shares of common stock to majority shareholders upon the conversion of $64,851 in convertible debentures dated January 25, 2004 and April 1, 2004.

The Company issued 1,420,500 shares to replace shares issued in 2004 which are expected to be returned to the Company by March 31, 2006.

The Company issued 264,000 shares for cash which were contracted and accounted for as shares to be issued in 2004.

The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split. Preferred Stock

Effective September 30, 1996, the Company authorized 10,000,000 shares of preferred stock at par value of $.001. There is no preferred stock outstanding as of September 30, 2005.

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

Note  10  -  Subsequent  Events

Subsequent to September 30, 2005, the Company issued a $30,000 non-interest bearing Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to a majority shareholder. The Company also issued 550,000 shares in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners. As of November 11, 2005, proceeds for 390,629 shares had not yet been received by the Company.

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

Overview
--------
We incorporated in the State of Utah on March 1, 1994 as Utah Clay Technology, Inc. Initially, our business plan contemplated mining operations. However, due to a lack of capital, we never implemented our business plan. As a result, we generated no revenues and, on January 15, 2004, we abandoned our business plan. On the same date, pursuant to an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, we changed our name to NeWave, Inc. and OnlineSupplier.com became our wholly-owned subsidiary. We own and operate an online membership club that offers a comprehensive line of products and services at wholesale prices through our membership program. As a result of this change in our focus and direction, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors. On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues
--------
We generated net revenues of $1,777,307 for the three months ended September 30, 2005, as compared to $2,105,183 for the three months ended September 30, 2004. The decline of 16% year over year is largely the result of two factors. First, we increased our core membership revenues by $350,000 year over year with the addition of a new product. Concurrently, we reduced our emphasis on generating revenue from the upsale of other company's products and on generating revenue from the sale of our customer base to other marketing companies.

Costs  of Sales
---------------

We incurred costs of sales of $578,869 for the three months ended September 30, 2005, as compared to $322,320 for the three months ended September 30, 2004 for several reasons. We began to distribute a welcome kit at a unit cost, including shipment, ranging from $2.00 to $4.50, to all new customers beginning in April 2005. Also, we have incurred higher merchant fees associated with the processing of credit card transactions because a higher percentage of sales in 2005 have been paid via credit cards versus automated clearing of checking account information. We terminated the use of the automated clearing method of payment for new customers in the third quarter of 2005 because of an unacceptable collection rate related to this type of payment method. Lastly, we have incurred costs paid to a third party vendor to provide service for a new product introduced in the first quarter of 2005.

Operating  Expenses
-------------------
We incurred operating expenses of $2,761,885 for the three months ended September 30, 2005, as compared to $2,078,296 for the three months ended September 30, 2004. Salaries declined from $815,013 to $777,794. Advertising also declined to $642,400 from $706,435 in the prior year period. Other operating expenses increased significantly, from $556,848 to $1,341,691 primarily because of increased investor relations expenses, finance inducement expenses and the issuance of warrants to our Chief Financial Officer.

Net  Loss
---------

We had a net loss of $2,172,657 for the three months ended September 30, 2005 as compared to $515,029 for the three months ended September 30, 2004. The lower revenue, and the increase in expenses due to the factors above contributed mainly to the increase in our loss.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------

Our basic and diluted loss per share for the three months ended September 30, 2005 was ($0.06) as compared to ($0.02) for the three months ended September 30, 2004. There was an increase in the weighted shares outstanding of 4,062,807.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues
--------
We generated net revenues of $5,020,554 for the nine months ended September 30, 2005, as compared to $4,761,562 for the nine months ended September 30, 2004. The increase in revenue is due to the introduction of new products, and increased marketing and sales efforts.

Costs  of  Sales
----------------

We incurred costs of sales of $1,168,499 for the nine months ended September 30, 2005, as compared to $633,279 for the nine months ended September 30, 2004 for several reasons. We began to distribute a welcome kit to all new customers beginning in April 2005 at a unit cost, including shipment, ranging from $2.00 to $4.50. We have incurred higher merchant fees associated with the processing of credit card transactions because a higher percentage of sales in 2005 have been paid via credit cards versus automated clearing of checking account information. We terminated the use of the automated clearing method of payment for new customers in the third quarter of 2005 because of an unacceptable collection rate related to this type of payment method. Also, we have incurred costs paid to a third party vendor to provide service for a new product introduced in the first quarter of 2005.

Operating Expenses
-----------------

We incurred costs of $7,980,423 for the nine months ended September 30, 2005 as compared to $6,582,471 for the nine months ended September 30, 2004. The increase in Operating Expenses was partially offset by a decrease in director fees which totaled $1,548,000 in the first quarter of 2004. Expenses for salaries increased 13% during the nine months ended September 30 as compared to the prior year. Advertising expense increased by 27% from the year earlier period due to increased marketing efforts, and also due to a contract executed with our national spokesperson to promote our products and services. Other expenses grew 180% as compared to the prior year period, primarily because of increased investor relations expenses, finance inducement expenses, and issuance of warrants to our Chief Financial Officer.

Interest  Expense
-----------------

Interest expense increased from $890,146 to $1,322,151 from the prior year period, reflecting the costs of borrowing funds with short term promissory notes as opposed to long term debentures in the prior year. Each of our notes are issued at a discount, which is amortized and charged to interest expense over the life of the promissory note.

Net  Loss
---------

We had a net loss of $5,450,519 for the nine months ended September 30, 2005 as compared to $3,344,336 for the nine months ended September 30, 2004. The increase in expenses due to the factors above contributed mainly to the increase in our loss.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------

Our basic and diluted loss per share for the nine months ended September 30, 2005 was ($0.15) as compared to ($0.10) for the nine months ended September 30, 2004. There was an increase in the weighted shares outstanding of 4,266,902.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital, our operations will be curtailed. As of September 30, 2005, we had total Current Assets of $1,059,118.

We had Current Liabilities of $2,719,703 as of September 30, 2005. Cash and cash equivalents were $111,713 as of September 30, 2005. Our Stockholder's Deficit at September 30, 2005 was $2,150,021.

We had a net usage of cash due to operating activities for the nine months ended September 30, 2005 of $2,632,046 as compared to $747,991 for the same period ended 2004. The increase was due to an increase in our Net Loss.

We had net cash provided by financing activities of $2,894,525 in the nine months ended September 30, 2005 including $1,213,000 of proceeds from the equity line and related-party borrowings; as compared to $1,185,813 for the same period ended 2004.

During the nine months ended September 30, 2005, we issued short term promissory notes for a total of $3,156,950 at a discount of $456,950 to secure funding to continue its operations and to purchase capital equipment. Of this amount, $932,000 had been repaid as of September 30, 2005. As of September 30, 2005, $2,224,950 is unpaid, of which $1,388,450 is due and payable in December 2005, $409,000 is due and payable in January 2006, and $427,500 is due and payable in March 2006. We do not expect to generate sufficient cash flow from operations to repay these notes in full as they become due, and we will need to restructure a significant portion of these notes. We can not currently estimate any costs that we would incur as a result of any future debt restructuring that may occur. We believe we will be able to restructure the debt with our existing lenders, however, as of November 11, 2005, we had not reached any agreement with our lenders to restructure our outstanding debt. We can not currently predict if we will be able to restructure our debt on the terms we currently have or similar terms. If we can not restructure our debt on acceptable terms or at all, we may have to curtail our operations and our business may be harmed.

Financing Activities
-------------------

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate and was repaid on May 20, 2005.

On April 18, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000, at a discount of $22.000. The Note has a 0% interest rate and is due and payable on August 19, 2005. This note was repaid on August 5, 2005.

On April 18, 2005, we issued a Note to eFund Capital Partners, in the amount of $132,000, at a discount of $22,000. The Note has a 0% interest rate and was repaid on August 18, 2005.

On April 28, 2005, we issued a Note Dutchess Private Equity Fund, in the amount of $50,000. The Note has a 2% monthly interest rate and was repaid in June 2005.

On May 20, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750, at a discount of $52,750. The Note has a 0% interest rate and is due and payable on December 20, 2005. As of September 30, 2005, $112,500 has been repaid.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $540,000, at a discount of $80,000. The Note has a 0% interest rate and is due and payable on December 20, 2005.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $100,000. The Note has a 0% interest rate. As of September 30, 2005, this note has been repaid.

On July 22, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $258,000, at a discount of $33,000. The Note has a 0% interest rate and is due and payable on December 22, 2005.

On August 4, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $162,000, at a discount of $17,000. The Note has a 0% interest rate and is due and payable on January 4, 2006.

On August 17, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $247,000, at a discount of $41,200. The Note has a 0% interest rate and is due and payable on January 17, 2006.

On August 18, 2005, we issued notes to eFund, in the amount of $221,000, at a total discount of $37,000. The notes have a 0% interest rate and are due and payable on December 18, 2005. As of September 30, 2005, $5,000 has been repaid.

On August 18, 2005, we issued a Note to a majority shareholder, in the amount of $84,000, at a total discount of $14,000. The notes have a 0% interest rate and are due and payable on December 18, 2005.

On September 16, 2005, we issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and is due and payable on March 16, 2006. As of September 30, 2005, $40,500 has been repaid.

On September 30, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006.

Subsidiaries
------------

As of September 30, 2005, we have three subsidiaries, Onlinesupplier.com, Inc., Auction Liquidator, and Discount Online Warehouse. During the three months ended September 30, 2005, we curtailed the activities of Auction Liquidator, in order to focus our operations on our core business. Revenue attributed to Auction Liquidator for the three and nine month periods ended September 30, 2005 was $12,000 and $68,000, respectively. We do not expect that the curtailment of the activities of Auction Liquidator will have a material impact on the Company.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material adverse effect on our financial condition or operating results.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On August 4, 2005, we issued 264,000 shares for cash which were contracted and accounted for as shares to be issued in 2004.

On August 5, 2005, the Company issued 1,420,500 shares to replace shares issued in 2004 which are expected to be returned to the Company by March 31, 2006.

On August 18, 2005, the Company issued 72,000 shares to a majority shareholder as an inducement to provide financing to the Company.

On September 30, 2005, the Company issued 120,000 shares to a majority shareholder as an inducement to provide financing to the Company.

On July 27, 2005, we issued 750,000 warrants to our Chief Financial Officer to purchase common stock. Of the total amount, 250,000 warrants are priced at $.10 per share, and 500,000 are priced at $1.12 per share, and 500,000 of the warrants vest one year from the date of issuance, and 250,000 warrants vest two years from the date of issuance.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

On June 1, 2005, our Board of Directors dismissed Michael Johnson & Co., LLC as our principal accountant. The Board had appointed Michael Johnson & Co. on February 11, 2005. From April 29, 2004 through February 11, 2005, Rose, Snyder & Jacobs was our principal accountant, as filed on a Form 8-K on February 17, 2005.

On June 1, 2005, the Board of Directors appointed the firm Jaspers + Hall, PC to serve as our independent public accountants for the fiscal year ending December 31, 2005. The decision to change accountants was recommended and approved by the Board of Directors.

From February 11, 2005 through the date hereof, there were no disagreements with Michael Johnson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Michael Johnson & Co.'s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on our consolidated financial statements for such year.

During the year ended December 31, 2004 and through June 1, 2005, we did not consult with Jaspers + Hall, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

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

4.34 Promissory Note between the Company and eFund Small Cap Fund, L.P., dated April 8, 2005 (included as Exhibit 4.34 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.35 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated April 12, 2005 (included as Exhibit 4.35 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.36 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated May 20, 2005 (included as Exhibit 4.36 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.37 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated June 2, 2005 (included as Exhibit 4.37 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.38 Receivable Factoring Agreement between the Company and Dutchess Private Equities
Fund, II, LP, dated June 8, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.39 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated July 22, 2005 (filed herewith).

4.40 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 4, 2005 (filed herewith).

4.41 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 17, 2005 (filed herewith).
4.42 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (filed herewith).

4.43 Promissory Note between the Company and Barrett Evans, dated August 18, 2005 (filed herewith).

4.44 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (filed herewith).

4.45 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (filed herewith).

4.46 Promissory Note between the Company and Dutchess Private Equities Fund,, LP, dated September 16, 2005 (filed herewith).

4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (filed herewith).

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

10.30 Employment Offer Letter between the Company and Paul Daniel, dated June 24, 2005 (included as Exhibit 10.1 to the Form 8-K filed August 25, 2005, and incorporated herein by reference).

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

21.1  List  of  Subsidiaries  (filed  herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                       18

Reports  Filed  on  Form  8-K

On August 25, 2005, we filed an 8-K regarding Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors appointed Paul Daniel as our Chief Financial Officer, effective June 28, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  November  14,  2005        NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive  Officer

Dated:  November  14,  2005
                                  /s/  Paul  Daniel
                                  -----------------
                                  Paul  Daniel
                                  Chief  Financial  Officer

                                       19