Form 10QSB/A
period 2005-09-30
NEWAVE INC
filed 2005-11-25
CIK 1028070

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
                                  ------------
  (Exact name of small business issuer as specified in its charter)


    Utah                                                 87-0520575
 ----------                                           --------------
 (State  of                                           (IRS  Employer
incorporation)                                         I.D.  Number)


                          404  EAST  1ST  STREET,  #1345
                              LONG BEACH, CA 90802
                              --------------------
          (Address and telephone number of principal executive offices)

(562)  983-5331
---------------
                           (Issuer's telephone number)

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

Jaspers  +  Hall,  PC
Denver,  CO
November  25,  2005

                               NEWAVE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    UNAUDITED
                                                             September  30      December 31,
                                                                  2005           2004
                                                                  ----           ----

ASSETS:
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 111,713     $   210,361
   Accounts Receivable. . . . . . . . . . . . . . . . . . . .    528,209         514,956
   Allowance for Doubtful Accounts. . . . . . . . . . . . . .   (215,000)       (215,000)
   Other Receivables. . . . . . . . . . . . . . . . . . . . .     52,976         724,865
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .     27,590          39,796
   Prepaid Expenses . . . . . . . . . . . . . . . . . . . . .    553,630         199,150
                                                               ------------  ------------
      Total Current Assets. . . . . . . . . . . . . . . . . .  1,059,118       1,474,128
                                                               ------------  ------------

FIXED ASSETS:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .    482,998         213,664
   Furniture  & Fixtures. . . . . . . . . . . . . . . . . . .     76,123          74,798
   Computers & Software . . . . . . . . . . . . . . . . . . .    240,404         163,138
   Leasehold Improvements . . . . . . . . . . . . . . . . . .    103,124          89,922
                                                               ------------  ------------
       Total Fixed Assets . . . . . . . . . . . . . . . . . .    902,649         541,522
       Less: Accumulated Depreciation . . . . . . . . . . . .   (230,894)       (119,053)
                                                               ------------  ------------
           Net Fixed Assets . . . . . . . . . . . . . . . . .    671,755         422,469
                                                               ------------  ------------

OTHER ASSETS:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . .     66,393          66,390
                                                               ------------  ------------
      Total Other Assets. . . . . . . . . . . . . . . . . . .     66,393          66,390
                                                               ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . $1,797,266     $ 1,962,987
                                                               ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses . . . . . . . . . .  $ 473,288     $   391,918
    Notes Payable . . . . . . . . . . . . . . . . . . . . . .        533         165,429
    Notes Payable - related party . . . . . . . . . . . . . .  2,064,152         150,000
    Deferred Revenue. . . . . . . . . . . . . . . . . . . . .    181,730          70,563
    Convertible Debentures - current. . . . . . . . . . . . .        -0-         434,200
                                                               ------------  ------------
        Total current liabilities . . . . . . . . . . . . . .  2,719,703       1,212,110
                                                               ------------  ------------

LONG-TERM DEBT
    Convertible Debentures - Long Term. . . . . . . . . . . .  1,227,584         526,803
                                                               ------------  ------------
        Total long-term debt. . . . . . . . . . . . . . . . .  1,227,584         526,803
                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 share authorized
    zero shares issued and outstanding. . . . . . . . . . . .          -               -
Common Stock, $.001 par value; 300,000,000 shares authorized
    38,544,633 shares issued and outstanding in 2005. . . . .     38,546          33,891
    33,885,117 shares issued and outstanding in 2004
Additional paid-in Capital. . . . . . . . . . . . . . . . . .  8,309,059       4,844,385
Stocks to be Issued . . . . . . . . . . . . . . . . . . . . .         40            1623
Stock subscription receivable . . . . . . . . . . . . . . . .   (451,202)        (59,880)
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .(10,046,464)     (4,595,945)
                                                               ------------  ------------
      Total stockholders' equity (deficit). . . . . . . . . . (2,150,021)        224,074
                                                               ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . $1,797,266     $ 1,962,987
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

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE:
-------------------------------------------
Basic loss per share is computed on the basis on the weighted average of common shares outstanding. For the period ended September 30,2005 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in the current period. At September 30, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share

STOCK  BASED  COMPENSATION:
---------------------------
The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

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

As of September 30, 2005, Notes Payable - Related Parties of $2,064,151 remained outstanding and are comprised of the following components:

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

COSTS  OF  SALES
----------------

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

EXHIBIT
NUMBER  DESCRIPTION
-------------------

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

4.39 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated July 22, 2005 (included as Exhibit 4.39 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference).

4.40 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 4, 2005 (included as Exhibit 4.40 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.41 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 17, 2005 (included as Exhibit 4.41 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.42 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.42 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.43 Promissory Note between the Company and Barrett Evans, dated August 18, 2005 (included as Exhibit 4.43 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.44 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.44 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.45 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.45 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.46 Promissory Note between the Company and Dutchess Private Equities Fund,, LP, dated September 16, 2005 (included as Exhibit 4.46 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.47 to the Form
10-QSB  filed  November 14,  2005,  and  incorporated  herein  by  reference)

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

21.1  List  of  Subsidiaries  (filed herewith)

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



Date:  November  25,  2005        NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive  Officer

Dated:  November  25,  2005
                                  /s/  Paul  Daniel
                                  -----------------
                                  Paul  Daniel
                                  Chief  Financial  Officer





                                       19