Form 10KSB
period 2005-12-31
NEWAVE INC
filed 2006-03-21
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 333-30914

                                  NEWAVE, INC.
               (Exact name of issuer as specified in its charter)

               UTAH                                               87-0520575
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             30 S. LaPatera Lane, Suite 7 Goleta, CA        90802
             (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (805) 964-9126


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR  VALUE  $0.001  PER  SHARE.
             (Title of class)

[ ]  Check  whether  the  issuer  is not required to file reports pursuant to
     Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

[ ]  Check  if  there  is  no  disclosure  of  delinquent  filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $7,340,399 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 3, 2006: $3,783,508

State the number of shares outstanding of each of the registrant's classes of common stock as of February 3, 2006: 39,227,063

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]


                                  NEWAVE, INC.
                                     10-KSB

                                TABLE  OF  CONTENTS

PART  I                                                                      PAGE
ITEM  1.     DESCRIPTION OF BUSINESS.                                          3
ITEM  2.     DESCRIPTION OF PROPERTY.                                          8
ITEM  3.     LEGAL PROCEEDINGS.                                                8
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              8

PART  II
ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         9
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.  11
ITEM  7.     FINANCIAL  STATEMENTS.                                           21
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE.                                      38
ITEM  8A.    CONTROLS  AND  PROCEDURES.                                       38
ITEM  8B.    OTHER  INFORMATION.                                              38

PART  III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.        39
ITEM  10.    EXECUTIVE  COMPENSATION.                                         40
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.                  40
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.              42
ITEM  13.    EXHIBITS.                                                        47
ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.                      48

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

The address of our principal executive office is 30 S. LaPatera Lane, Suite 7, Goleta, CA 93117. Our telephone number is (805) 964-9126. Our website address is www.newave-inc.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

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

On January 30, 2004, we changed our name to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com. In April, 2004, we organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers. We organized our subsidiary, Auction Liquidator, Inc., in September 2004 and it began to generate immaterial revenues in October 2004. During 2005, we decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus our efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the financial statements.

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


ECOMMERCE INDUSTRY  BACKGROUND


Online shopping has established itself as a large and rapidly growing channel for consumers and merchants to buy and sell goods and services. According to Forrester Research, U.S. online retail sales will grow at a steady 14% compound annual growth rate over the next five years from $172 billion in 2005 to $328 billion in 2010. Additionally, roughly 2 million new U.S. households will shop online each of the next five years, creating a total of 55 million U.S. online shopping households in 2010.


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

OUR  WEBSITE,  PRODUCTS  AND  SERVICES

We are a progressive internet-based direct marketing company and provider of product fulfillment solutions headquartered in Goleta, CA. We bring value to consumers by designing and implementing membership programs that offer the services and discounts needed to stay competitive in today's online marketplace. As a consumer-driven organization, we offer a program that can fit the needs of today's multi-faceted customer. From payment solutions to product distribution, we give our customers access to every major area of e-commerce and provide a one-stop portal into the world of internet driven business solutions.

Our membership-based website Onlinesupplier.com provides our customers access to an array of various products and services designed to create or enhance their shopping experience and to promote our customers own ecommerce solution. Our services and capabilities include:

-  Automated  Webstore  Generation  and  Customization;
-  Merchant  Processing  Capabilities;
-  Domain  Name  Registration;
- Online Training Modules (that includes online auction training; and - Web hosting

As of December 31, 2005, we stored approximately 450 unique products in our warehouse for distribution to our customers. As of February 28, 2006, we curtailed operations at our warehouse and decided to focus exclusively on providing products to our members by drop shipping the products from third party suppliers when they are ordered. We provide access to over 30,000 products from our third party suppliers. Our website wholesales products in many categories, including:

-  Consumer  Electronics;
-  Audio/Video  Equipment
-  Software
-  Home/Small  Office  Electronic  Equipment
-  Automobile  Accessories;
-  Travel  Accessories  and
-  Networking  Equipment

We  generate  revenues  by:

1. Charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business.

2. Offering our customers access to coaching services provided through a third party arrangement with 20-20 Advisors for a monthly fee. We began to offer this service in February 2005.

3. Offering our customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, and discounted entertainment packages for a monthly fee. These services are currently offered to our customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

4.     Product  sales  via  our  website.

5. Providing our customer information to third parties who compensate us with a fee for each customer contact information acquired, or by sharing the revenues generated from contacting our customer. Revenues generated by the sale of our customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

STRATEGIC  RELATIONSHIPS  AND  ALLIANCES

In February 2005, we entered into a marketing agreement with 2020 Advisors for an initial term of 60 days that is automatically renewable for successive periods of one year. For a monthly fee per customer, 2020 Advisors will provide its coaching services to our members.

In February 2005, we entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to our customers. We agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of our customers' web stores. Our Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided by either party. We intend to renegotiate and extend the terms of this agreement.

In  March  2005,  we  entered  into a Program Sales Agreement with Provell, Inc.
Provell engaged us to market its continuity service programs via inbound telemarketing. Provell provided us with detailed information regarding the benefits of each Program and we were responsible for marketing the Programs at our cost and expense. On November 23, 2005, we were notified by Provell, Inc. that we would no longer be eligible to sell their programs as of December 23, 2005. We expect to enter into agreements with other companies to resell other programs and products in order to mitigate the impact of the termination of this contract on our net revenues.

In August 2005, we entered into a Lead Marketing Agreement with Summit Consulting, Inc for an initial term of 90 days, automatically renewable for successive periods of one year. In exchange for our providing a number of brokered leads on a weekly basis, Summit Ventures will pay us 25% of the net monthly residual amount collected from leads marketed pursuant to the agreement. In December 2005, the agreement was modified so that in addition to the 25% monthly residual amount, Summit Ventures would also pay us 40% of the net monthly residual amount collected from leads pursuant to the agreement, provided that we assist in the sales process related to their products and services.

CUSTOMERS

As of December 31, 2005, we had approximately 32,000 current paid members although we have serviced over 300,000 paid members since our inception. Our customers consist primarily of individuals desiring assistance with organizing their own internet-based business.

No  single  customer  comprised  more  than  10%  of  revenues  during  2005.

SALES  AND  MARKETING

At December 31, 2005, we employed 10 telephone sales representatives that assist customers with making and processing orders. In addition, we employed 40 customer service representatives that address any issues that may arise while a customer is utilizing a product or service. During 2005, we began to offer our customers the opportunity to become a member by signing up on our web site. By the end of 2005, on-line activations had become a significant proportion of our total new activations.

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

COMPETITION

The environment for our products and services is intensely competitive. Our current and potential competitors include:

(1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of the same products that we sell, many of which possess significant brand awareness, sales volume, and customer bases, and some of which sell products or services through the Internet, mail order, or direct marketing, such as: Wal-Mart Stores, Target Corporation, Kmart Corporation, Costco Wholesale Corporation, Sam's Club, BJ's Wholesale Club, Inc., and Best Buy, Inc.;

(2) other online eCommerce sites such as: Amazon, Sam's Club Online, Wal-Mart.com USA, LLC;

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

Our overall market is intensely competitive, and there a number of other competitors that are much larger than us and have significantly greater resources at their disposal. We believe that our product offerings are competitive with others in the marketplace however, we do not have a dominant market share.

INTELLECTUAL  PROPERTY

We have received trademarks for Onlinesupplier.com (date of use: August 18, 2003), Tomorrow's Innovations, Today (date of use: August 18, 2003), and Auction Liquidator (date of use: September 1, 2004), and Stop, Drop, n' Cash (date of use: September 1, 2004). We have also filed a trade mark for NeWave, Inc., (date of use: August 18, 2003) which is still pending registration; however, we have received an opposition to the application from a company called Neway, Inc. We plan to defend the registration of the mark; however, there is no guarantee that we will be successful. We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

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

As of December 31, 2005, we stored approximately 450 unique products in our warehouse for distribution to our customers. During 2005, and through February 28, 2006, when we received an order and confirmation of payment, we shipped the products ordered via common carrier to the shipping address requested by our customer. As of February 28, 2006, we curtailed operations at our warehouse and decided to focus exclusively on providing products to our members by drop shipping the products from third party suppliers when they are ordered. This change enables us to provide a wider selection of products while eliminating the need to invest in inventory. We provide access to over 30,000 products from our third party suppliers. When we receive an order from our customer, we place a purchase order on our supplier to drop ship the products ordered to the end customer.

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

EMPLOYEES

As of December 31, 2005, we employed 67 employees, including customer service representatives, telephone sales representatives, and administrative and management personnel. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We anticipate that our business will continue to grow and that we will be required to hire additional employees to service our customer demand.

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

The address of our principal executive office is 30 S. LaPatera Lane, Suite 7, Goleta, CA 93117.

We sublease approximately 16,000 square feet of office space in Goleta, California, which houses our customer service center, sales, and administration Offices. The base rent is $15,642 per month plus expenses, estimated at $0.22 per square foot, plus a pro rata share of utilities payable monthly in advance on the first day of each calendar month of the term of this sublease. The sublease expires in April of 2009.

Effective February 28, 2006, we entered into an agreement to terminate our lease for 10,500 square feet of warehouse and office space in Signal Hill, California. This space was no longer required to support our growth because we ceased operations of our subsidiaries, Auction Liquidator, Inc. and Discount Online Warehouse.

We believe our existing leased facilities are adequate to support our anticipated growth in 2006.

ITEM  3.  LEGAL  PROCEDINGS.

We believe that there are no claims or litigation pending against the company or our officers and directors in their roles as such, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2005, as reported by the Bloomberg Financial Network, are as follows:

2004 FISCAL YEAR *
First Quarter                $1.43            $ 0.68
Second Quarter               $1.50            $ 1.00
Third Quarter                $1.33            $ 0.93
Fourth Quarter               $1.46            $ 1.08
*Price adjusted for 1:3 split on February 18, 2005

2005 FISCAL YEAR *
First Quarter                $1.93            $1.29
Second Quarter               $1.78            $1.35
Third Quarter                $1.27            $ .75
Fourth Quarter               $ .90            $ .16

*Price adjusted for 1:3 split on February 18, 2005

SHAREHOLDERS

As of February 3, 2006, there were approximately 176 holders of record of our common stock.

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

                Number of Securities to be
                  issued upon exercise of       Weighted Average exercise           Number of securities
               outstanding options, warrants   price of outstanding options,  remaining available for future
Plan Category          and rights                 warrants, and rights                   issuance


Equity compensation
plans approved by
security holders             0                               n/a                              0

Equity compensation
plans not approved
by security holders    878,750                             $0.67                              0

Total                  878,750                             $0.67                              0

We awarded seven hundred fifty thousand warrants to our Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $.10 per share.

We awarded 128,750 warrants to a consultant during 2005. These warrants are fully vested and are excercisable at 33% of our closing price on the date of exercise. In order to complete the above chart, we used the closing price of our stock as of December 31, 2005 to calculate the exercise price for these warrants. However, the actual exercise price will depend on the date the warrants are exercised.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

CONVERTIBLE  NOTES:
-------------------

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as
an  inducement  to  provide  financing.   The shares were valued at $40,219.

On April 18, 2005, we issued $132,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968.

On May 20, 2005, we issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500.

On June 2, 2005, we issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700.

On July 22, 2005, we issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925.

On August 4, 2005, we issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937.

On  August  17,  2005,  we  issued  a  $247,200 non-interest bearing Convertible
Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975.

On  August  18  2005,  we  issued  $221,000  of non-interest bearing Convertible
Promissory  Notes,  due  December  18,  2005  at a discount of $37,000, to eFund
Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125.

On  August  18  2005,  we  issued  $84,000  of  non-interest bearing Convertible
Promissory Notes, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375.

On September 16, 2005, we issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. We issued 50,000 shares to Dutchess Private
Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. This note was repaid in full on March 1, 2006.

On September 30, 2005, we issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess
Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. We issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. We repaid $210,000 of this note on March 1, 2006.

On October 11, 2005, we issued a $30,000 non-interest bearing Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended
December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. We issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000.

Effective  November  1,  we  agreed  to  issue  a convertible debenture to eFund
Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of our common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement.

Effective December 15, 2005, we entered into a Convertible Debenture Exchange Agreement with Dutchess Private Equities Fund, II, LP and eFund Capital Partners to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent of the average of the lowest closing bid price during the fifteen days immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement.

PRIVATE  PLACEMENTS:

During February 2005, we issued 1,000,000 shares of common stock for $1,213,233 in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners.

During October 2005. we issued 550,000 shares of common stock for $135,463 in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners. As of December 31, 2005, we had not received proceeds for 390,629 shares. On January 9, 2006, 384,871 of these shares were returned to us.

During December 2005, we entered into stock subscription agreements with accredited investors to purchase 1,726,364 shares of our common stock for an aggregate price of $189,900. We received the funds in January 2006.

WARRANTS:

We awarded seven hundred and fifty thousand warrants to our Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $.10 per share.

We awarded 128,750 warrants to Olive Tree LLC in the fourth quarter of 2005. Olive Tree LLC provides consulting services in matters regarding Ecommerce, direct marketing, and general business operating procedures. The warrants are immediately exercisable, at a price equal to 33% of the closing price of our common stock on the date of exercise.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATION.

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

OVERVIEW

We have a limited operating history and, as of January 15, 2004, conduct business through our wholly-owned subsidiary, Onlinesupplier.com, which offers a comprehensive line of products and services at wholesale prices through its online club membership. Additionally, our technology allows individuals, large complex organizations and small stand-alone businesses alike to create, manage, and maintain effective website solutions for eCommerce.

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

We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include unique reference codes and URL tracking that are used for purchasing our products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services.

At December 31, 2005, and December 31, 2004, capitalized direct-response advertising costs of $159,182 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $3,098,204 in 2005. Advertising expense was $2,619,831 in 2004.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee ranging from $1.95 to $9.95 to setup an account. The customer then has a fourteen day period to review our offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 to $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $6,265,924 and net cash flows used by operations of $2,477,774. Although these conditions raise substantial doubt about our ability to continue as a going concern, we have not needed additional funding since October 11, 2005. We believe we will be able to continue operating for the next twelve months based on cash flows expected to be generated from our subsidiary, OnlineSupplier.com. If we need additional funding for our business, we believe we would be able to secure funding from our current investors, but there is no assurance we will be able to do so.

YEAR  ENDED  DECEMBER  31,  2005  AS  COMPARED  TO  YEAR ENDED DECEMBER 31, 2004

REVENUES
--------

We generated net revenues of $7,340,399 for the twelve months ended December 31, 2005, as compared to $6,812,686 for the year ended December 31, 2004. During
2005,  there  were  two  major  changes  in  our business that impacted revenue.

- We focused more of our marketing efforts on increasing our membership based products, and less on revenues generated from the upsells of non-membership based products and from the sale of our customer information. The percentage of revenue attributable to membership revenues increased from 47% in 2004 to 75% in 2005.

- During the last quarter of 2005, we changed our advertising to direct the majority of our potential customers to our web site to purchase our products and services. Prior to the fourth quarter of 2005, we had directed the majority of our customers to contact us via phone at our call center. As a result of this change in advertising focus, our new member activations in the fourth quarter were greater than any of the three other quarters in 2005.

COSTS  OF GOODS  SOLD
--------------------

We incurred costs of sales of $1,744,866 for the twelve months ended December 31, 2005, as compared to $1,033,351 for the twelve months ended December 31, 2004 . On a percentage basis, cost of goods sold increased from 15.2% to 23.8% of revenues. A number of factors led to the increase:

- Beginning in April 2005, we began to distribute a welcome kit to all new customers at a unit cost, including shipment, ranging from $2.00 to $4.50. We believe that shipment of the welcome kit increases the retention of our customer.

- We have incurred higher merchant fees associated with the processing of credit card transactions because a higher percentage of sales in 2005 have been paid via credit cards versus automated clearing of checking account information. We terminated the use of the automated clearing method of payment for new customers in the third quarter of 2005 because of an unacceptable collection rate related to this type of payment method.

- We have incurred costs paid to a third party vendor to provide coaching services to our members for a new product that we introduced in the first quarter of 2005.

OPERATING  EXPENSES
-------------------

We incurred costs of $10,230,994 for the twelve months ended December 31, 2005 as compared to $8,793,966 for the twelve months ended December 31, 2004. The increase in Operating Expenses was partially offset by a decrease in director fees which totaled $1,548,000 in the first quarter of 2004.

Expenses  for salaries increased 19% during the twelve months ended December 31,
2005 as compared to the prior year.   During 2005, we increased the depth of our
management team, our administrative staff and our customer service organization.

Advertising expense increased by 18% from the year earlier period due to increased marketing efforts, and also due to a contract executed with our national spokesperson to promote our products and services

Other expenses grew 101% as compared to the prior year period, primarily because of increased investor relations expenses, finance inducement expenses, and issuance of warrants to our Chief Financial Officer. We also incurred increased costs related to the operation and closure of Discount Online Warehouse and Auction Liquidator.

INTEREST  EXPENSE
-----------------

Interest expense increased from $869,431 to $1,630,464 from the prior year period, reflecting the costs of borrowing funds with short term promissory notes as opposed to long term debentures in the prior year. Each of our notes are issued at a discount, which is amortized and charged to interest expense over the life of the promissory note. Also, our promissory notes are issued with a conversion preference to the Holder in the event of default. During the years ended December 31, 2005 and 2004, we incurred beneficial conversion expenses of $754,238 and $655,516, which are included in interest expense in the consolidated financial statements.

NET  LOSS
---------

We had a net loss of $6,265,924 for the twelve months ended December 31, 2005 as compared to $3,884,862 for the twelve months ended December 31, 2004. Non cash charges to income comprised $2,836,132 and $3,815,874 for the years ended
December  31,  2005  and  2004  are  summarized  as  follows:


                                                        Year Ended
                                                  12/31/2005   12/31/2004
                                               --------------  --------------
Stock issued for services . . .                $     563,647   $   2,693,975
Depreciation and amortization .                      804,474       1,030,888
Bad Debt Expense. . . . . . . .                       50,000          91,011
Issuance of warrants. . . . . .                      341,238
Debt conversion feature expense                      754,238
Debt inducement expense . . . .                      322,535
                                               --------------  --------------
                                               $  2,836,132   $   3,815,874
                                               ==============  ==============

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------

Our basic and diluted loss per share for the twelve months ended December 31, 2005 was ($0.17) as compared to ($0.11) for the twelve months ended December 31, 2004. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698, which might be converted into 35,030,817 shares of our common stock, based on the closing price of our common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of our common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2005, our Total Current Assets were $900,114 and our Total Current Liabilities were $1,392,362. Our Stockholders' Equity at December 31, 2004 was a deficit of $2,854,264.

During 2005, we issued promissory notes to related parties in the amount of $3,036,950 as more fully described in the financing section below. At December 31, 2005, $917,465 of these notes were repaid, $1,784,239 were exchanged for a long term debenture maturing in 2009, and $335,246 was outstanding. Of the outstanding amount, $305,248 matures in March 2006, and $30,000 matures in April 2006.

As of December 31, 2005, we had debt of $4,588,946, including convertible debentures which total $4,203,698. We make monthly interest payments on the debt under our convertible debentures, which are due in 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We have not required additional funding since October 11, 2005, and we repaid $301,000 of debt on March 1, 2006. We anticipate that we will be able to continue to make payments to reduce our debt from cash generated from operations, but there is no assurance we will be able to do so. We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default. If we need additional funding for our business, we believe we would be able to secure funding from our current investors, but there is no assurance we will be able to do so.

We believe that cash generated from operations will be sufficient to fund operations and capital requirements as presently planned over the next twelve months.

SEASONALITY

Our  business  is  not  susceptible  to  significant  seasonal  factors.

FINANCINGS

On January 15, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $250,000 was outstanding for this debenture.

On January 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $305,000 was outstanding for this debenture.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $44,500 was outstanding for this debenture.

On January 25, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $50,000 was outstanding for this debenture.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. . At December 31, 2005, $28,000 was outstanding for this debenture.

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2005, $38,959 was outstanding for this debenture.

On April 1, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2005, $90,000 was outstanding for this debenture.

On May 5, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2005, $90,000 was outstanding for this debenture.

On May 5, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2005, $90,000 was outstanding for this debenture.

On July 9, 2004, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of our common shares at an exercise price at $1.17 per share. At December 31, 2005, $180,000 was outstanding for this debenture.

On August 15, 2004, we issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares at an exercise price at $1.03 per share. At December 31, 2005, $144,000 was outstanding for this debenture.

On August 15, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.03 per share. At December 31, 2005, $60,000 was outstanding for this debenture.

On September 25, 2004, we issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2005, $222,000 was outstanding for this debenture.

On September 25, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2005, $60,000 was outstanding for this debenture.

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $1.53 per share. At December 31, 2005, $60,000 was outstanding for this debenture.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2005, $162,000 was outstanding for this debenture.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2005, $240,000 was outstanding for this debenture.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note had a 0% interest rate and was repaid on May 20, 2005.

On April 18, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000, at a discount of $22.000. The Note had a 0% interest rate and was repaid on August 5, 2005.

On April 18, 2005, we issued a Note to eFund Capital Partners, in the amount of $132,000, at a discount of $22,000. The Note had a 0% interest rate and was repaid on August 18, 2005.


On May 20, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750, at a discount of $52,750. The Note had a 0% interest rate and $112,500 was repaid prior to December 18, 2005. The remaining amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $540,000, at a discount of $80,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On July 22, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $258,000, at a discount of $33,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 4, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $162,000, at a discount of $17,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 17, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $247,200, at a discount of $41,200. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 18, 2005, we issued notes to eFund, in the amount of $221,000, at a total discount of $37,000. The notes had a 0% interest rate and $18,211 was repaid prior to December 18, 2005. The remaining outstanding amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 18, 2005, we issued a Note to a Barrett Evans, a member of our Board of Directors, in the amount of $84,000, at a total discount of $14,000. The notes had a 0% interest rate and were exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On September 16, 2005, we issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and $162,752 was repaid during 2005, and the remaining $29,248 was outstanding at December 31, 2005. This amount was due and payable on March 15, 2006, and was repaid on March 1, 2006.

On September 30, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006. On March 1, 2006, we repaid $210,000 of this note.

On October 11, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $30,000, at a discount of $5,000. The Note has a 0% interest rate and is due and payable on April 11, 2006.

Effective November 1, we agreed to issue a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of the Company's common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement. At December 31, 2005, $180,000 was outstanding for this debenture.

Effective  December  18,  2005, we entered into a Convertible Debenture
Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent (75%) of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement. At December 31, 2005, $1,784,239 was outstanding for this debenture.

COMMITMENTS

Minimum future rental payments under non-cancelable operating leases as of December 31, 2005 for each of the next five years and in the aggregate are as follows:

2006.  $187,704
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $625,680
       ========

In February 2005, we entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to our customers. We agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of our customers' web stores. Our Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. We intend to renegotiate and extend the terms of this agreement.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. We made no payments on the agreement during the year ended December 31, 2005 and owe $10,000 at December 31, 2005.

We entered into a consulting agreement with Olive Tree Holdings, effective January 1, 2006. The term of the agreement is for 12 months at $23,667 per month.

In March 2005, we entered into a Consulting Agreement with Luminary Ventures, Inc. where in exchange for services, we agreed to pay the consultant the sum of $15,000 per month for non-accountable expenses. Payment may be made either: (i) in cash or (ii) shares of our common stock. The term of this agreement is twelve months, and our final payment was made in February 2006.

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

                            RISKS ABOUT OUR BUSINESS

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our audited financial statements for the year ended December 31, 2005, reflect a net loss of ($6,265,924)) and negative cash flows from operations of ($2,477,774). These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future. However, financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES, THEREFORE WE MAY NOT BE ABLE TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2005, we had total liabilities of $4,476,379. We make annual or semi-annual interest payments on the debt under our convertible notes, which are due in 2008 and 2009. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed, to plan for, or react to, changes in technology and in our business and competition, and to react in the event of an economic downturn.

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


WE RELY ON CO-MARKETING ALLIANCES TO GENERATE ADDITIONAL REVENUE FROM OUR EXISTING CUSTOMERS.

We have co-marketing arrangements with strategic partners in which we agree to market their services to our existing customers. For the year ended December 31, 2005 these "upsell" services accounted for approximately 14% of our total current revenue. If these partners either fail provide to adequate services to our customers or decline to renew our agreements, our gross revenue could decline which would effect our overall financial stability.

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

IF WE LOSE KEY SENIOR MANAGEMENT PERSONNEL OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

We depend on the continued services and performance of our senior management and other key personnel, particularly Michael Hill, our Chief Executive Officer and Director. Mr. Hill has been the primary employee involved in the integration of our subsidiary Online Supplier. We do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

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

ITEM  7.  FINANCIAL  STATEMENTS.

                  NEWAVE, INC.
TABLE  OF  CONTENTS                              PAGE

INDEPENDENT  AUDITORS'  REPORT                    F-1


BALANCE  SHEETS                                   F-2


STATEMENTS  OF  OPERATIONS                        F-3


STATEMENTS  OF  CASH  FLOWS                       F-4


STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)  F-5-F-7


NOTES  TO  FINANCIAL  STATEMENTS                 F-8-F-18


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Newave, Inc.

We have audited the accompanying consolidated balance sheet of Newave, Inc. as of December 31, 2005 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newave, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004, were audited by other accountants, whose report dated April 11, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jaspers + Hall, PC
February 24, 2006


                                  NEWAVE,  INC.
                          CONSOLIDATED BALANCE  SHEETS
              AS  OF  DECEMBER  31,  2005  AND  DECEMBER  31,  2004

                                                             2005             2004
                                                       --------------   --------------
ASSETS:
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       253,856  $       210,361
Accounts Receivable. . . . . . . . . . . . . . . . .          520,081          514,956
Allowance for Doubtful Accounts. . . . . . . . . . .         (265,000)        (215,000)
Other Receivables                                                              724,865
Inventory. . . . . . . . . . . . . . . . . . . . . .            2,590           39,796
Prepaid Expenses . . . . . . . . . . . . . . . . . .          388,587
                                                       --------------   --------------
Total Current Assets . . . . . . . . . . . . . . . .          900,114        1,274,978
                                                       --------------   --------------

FIXED ASSETS:
Equipment. . . . . . . . . . . . . . . . . . . . . .          578,493          213,664
Furniture  & Fixtures. . . . . . . . . . . . . . . .           75,627           74,798
Computers & Software . . . . . . . . . . . . . . . .          240,677          163,138
Leasehold Improvements . . . . . . . . . . . . . . .          103,124           89,922
                                                       --------------   --------------
Total Fixed Assets . . . . . . . . . . . . . . . . .          997,921          541,522
Less: Accumulated Depreciation . . . . . . . . . . .         (292,311)        (119,053)
                                                       --------------   --------------
Net Fixed Assets . . . . . . . . . . . . . . . . . .          705,610          422,469
                                                       --------------   --------------

OTHER ASSETS:
Deposits . . . . . . . . . . . . . . . . . . . . . .           16,392           66,240
                                                       --------------   --------------
Total Other Assets . . . . . . . . . . . . . . . . .           16,392           66,240
                                                       --------------   --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $     1,622,116  $     1,763,687
                                                       ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities . . . . . .  $       710,364  $       441,991
Notes Payable                                                                  115,356
Notes Payable - related party .. . . . . . . . . . .          345,998          150,000
Deferred Revenue . . . . . . . . . . . . . . . . . .          336,001           70,563
Convertible Debentures - current                                               434,200
                                                       --------------   --------------
Total current liabilities. . . . . . . . . . . . . .        1,392,363        1,212,110
                                                       --------------   --------------

LONG-TERM DEBT
Convertible Debentures - Long Term . . . . . . . . .        3,084,017          526,803
                                                       --------------   --------------
Total long-term debt . . . . . . . . . . . . . . . .        3,084,017          526,803

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 300,000,000 shares authorized
shares at $.001 par value, 39,094,633 shares issued
and outstanding at December 31, 2005 . . . . . . . .           39,096           33,891
Additional paid-in capital . . . . . . . . . . . . .        8,230,224        4,844,385
Shares to be issued. . . . . . . . . . . . . . . . .            1,843            1,473
Shares to be returned. . . . . . . . . . . . . . . .           (1,805)               0
Deferred Compensation. . . . . . . . . . . . . . . .          (71,853)        (199,150)
Subscriptions receivable . . . . . . . . . . . . . .         (189,900)         (59,880)
Accumulated deficit. . . . . . . . . . . . . . . . .      (10,861,869)      (4,595,945)
                                                       --------------   --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . . . .       (2,854,264)           24,774
                                                       --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .  $     1,622,116  $     1,763,687

                                                       ==============   ==============
See  accompanying  notes  to  financial  statements


                                  NEWAVE,  INC.
                          CONSOLIDATED  Income  statement
             FOR  THE  YEARS  ENDED  DECEMBER  31,  2005  AND  2004




                                                         Years Ended  December, 31
                                                       -------------------------------
                                                             2005            2004
                                                       --------------   --------------
REVENUE:
Membership Revenue . . . . . . . . . . .               $    5,493,609   $    3,172,524
Upsell Revenue . . . . . . . . . . . . .                      991,058        2,247,040
Lead Revenue . . . . . . . . . . . . . .                      415,592        1,149,934
Other Revenue. . . . . . . . . . . . . .                      440,140          243,188
                                                       --------------   --------------

Total Revenue. . . . . . . . . . . . . .                    7,340,399        6,812,686
                                                       --------------   --------------

Cost of Goods Sold . . . . . . . . . . .                    1,744,865        1,033,351
                                                       --------------   --------------

GROSS MARGIN . . . . . . . . . . . . . .                    5,595,534        5,779,335
                                                       --------------   --------------

EXPENSES:
Salaries . . . . . . . . . . . . . . . .                    3,179,427        2,665,935
Advertising. . . . . . . . . . . . . . .                    3,098,204        2,619,831
Directors Fees . . . . . . . . . . . . .                            -        1,548,000
Other Expenses . . . . . . . . . . . . .                    3,953,363        1,960,200

                                                       --------------   --------------

Total Operating Expenses . . . . . . . .                   10,230,994        8,793,966

Other Income (Expense)
Interest . . . . . . . . . . . . . . . .                    1,630,464          869,431
                                                       --------------   --------------
Total Other Income (Expense) . . . . . .                    1,630,464          869,431

                                                       --------------   --------------

LOSS BEFORE INCOME TAXES . . . . . . . .                   (6,265,924)      (3,884,062)
                                                       --------------   --------------

Provision for income taxes . . . . . . .                            0              800
                                                       --------------   --------------

NET LOSS . . . . . . . . . . . . . . . .                  ($6,265,924)     ($3,884,862)
                                                       ==============   ==============


BASIC AND DILUTED LOSS PER COMMON SHARE.                       ($0.17)          ($0.11)
                                                       ==============   ==============

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING. . .                   36,644,281       33,885,117
                                                       ==============   ==============

See  accompanying  notes  to  financial  statements


                                  NEWAVE,  INC.
                        CONSOLIDATED  STATEMENT OF CASH FLOWS
                  For  the  years  ended  December  31,  2005  and  2004:


                                                                                           Years Ended December 31
                                                                                         -------------------------------
                                                                                              2005              2004
                                                                                         --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   ($6,265,924)     ($3,884,862)

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . .                       563,647        2,693,975
Depreciation and amortization.. . . . . . . . . . . . . . . . . . . . . .                       804,474        1,030,888
Bad Debt Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        50,000           91,011
Issuance of warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .                       341,238
Debt conversion feature expense . . . . . . . . . . . . . . . . . . . . .                       754,238
Debt inducement expense . . . . . . . . . . . . . . . . . . . . . . . . .                       322,535

Changes in Operating Assets/Liabilities
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (5,125)        (181,223)
Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       724,865         (721,059)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        37,206           (2,695)
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (388,587)          29,144
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        49,848          (66,392)
Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       265,438           70,563
Accounts payable and accruals . . . . . . . . . . . . . . . . . . . . . .                       268,373          125,257
                                                                                         --------------   --------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .                    (2,477,774)        (815,393)
                                                                                         --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets. . . . . . . . . . . . . . . . . . . . . . . . .                      (456,399)        (302,214)

                                                                                         --------------   --------------
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . . . .                      (456,399)        (302,214)
                                                                                         --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay Technology . . . . . . . . . . . . .                             0         (150,000)
Proceeds from line of credit. . . . . . . . . . . . . . . . . . . . . . .                             0
Payments on Notes payable . . . . . . . . . . . . . . . . . . . . . . . .                      (115,356)
Payment on line of credit . . . . . . . . . . . . . . . . . . . . . . . .                             0          (24,914)
Proceeds from notes payable - related parties . . . . . . . . . . . . . .                     2,786,800          116,585
Conversions and refinancings on notes payable - related parties . . . . .                    (1,099,004)        (272,424)
Proceeds from notes payable & debentures . . . . . . . . . . . . . . . .                                       1,773,000
Payment on long-term debt  . . . . .. . . . . . . . . . . . . . . . . . .                                        (95,279)
Payment to reacquire stock  . . . . . . . . . . . . . . . . . . . . . . .                                        (20,000)
Payments on bank borrowings . . . . . . . . . . . . . . . . . . . . . . .
Issuance of Common Stock. . . . . . . . . . . . . . . . . . . . . . . . .                     1,405,228            1,000
                                                                                         --------------   --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . .                     2,977,668        1,327,968
                                                                                         --------------   --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .                        43,495          210,361
                                                                                         --------------   --------------

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .                       210,361                0
                                                                                         --------------   --------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .                $      253,856   $      210,361
                                                                                         ==============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . .                $       92,636   $       65,042
                                                                                         ==============   ==============
Cash paid for taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                $          800   $          800
                                                                                         ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . .                $      563,647   $    2,693,975
                                                                                         ==============   ==============

See  accompanying  notes  to  financial  statements


                                  Newave, Inc.
    Consolidated Condensed Statement of Stockholders' Equity (Deficit) - Common Stock
                 For the years ended December 31, 2005 and 2004

                                Common  Stock
                            -------------------                                                                          Total
                                                 Additional  Shares     Shares               Stock Sub                   Stock-
                                          Par     Paid In    To be      To be    Deferred    Receivable   Accumulated    holders'
                              Shares     0.001    Capital    Issued   Returned  Compensation           Deficit      Equity
                            ----------  -------  ----------  -------  ---------  ----------  ----------  ------------  -----------
BALANCE,
December 31, 2003               82,770  $    84  $  144,916        -          -          -           -    $ (605,386)  $ (460,386)
                            ----------  -------  ----------  -------  ---------  ----------  ----------  ------------  -----------
Recapitalization
upon reverse merger
acquisition                  1,716,477    1,722    (155,145)       -                           (59,880)     (105,697)    (319,000)

Issuance of
common stock
for preferred stock         28,254,000   28,254     (28,254)       -                                 -             -

Issuance of
common stock
for consulting
services                     1,290,000    1,290   1,127,310      750              (199,150)          -             -      930,200

Issuance of
common stock
for director's
compensation                 2,250,000    2,250   1,545,750        -                                 -             -    1,548,000

Beneficial
conversion feature
on convertible
debentures                           -        -     655,516                                          -             -      655,516

Conversion
of debentures                  231,870      231     252,505      264                                 -             -      253,000

Issuance of
stock warrants
for debt
inducement                      60,000       60   1,301,787      459                                 -             -    1,302,306

Net loss                                                                                                  (3,884,862)  (3,884,862)
                            ----------  -------  ----------  -------  ---------  ----------  ----------  ------------  -----------

BALANCE, December 31, 2004  33,885,117  $33,891  $4,844,385  $ 1,473  $       -  $(199,150)  $ (59,880)  $(4,595,945)  $   24,774
                            ==========  =======  ==========  =======  =========  ==========  ==========  ============  ===========




                                  Newave, Inc.
    Consolidated Condensed Statement of Stockholders' Equity (Deficit) - Common Stock
                 For the years ended December 31, 2005 and 2004

                                Common  Stock
                            -------------------                                                                          Total
                                                 Additional  Shares     Shares               Stock Sub                   Stock-
                                          Par     Paid In    To be      To be    Deferred    Receivable   Accumulated    holders'
                              Shares     0.001    Capital    Issued   Returned  Compensation                Deficit      Equity
                            ----------  -------  ----------  -------  ---------  ----------  ----------  ------------  -----------
Issuance of stock
for equity line              1,550,000     1,544     (1,165)              (385)                                    -           (6)

Issuance of stock
for inducement                 808,500       810    322,135     (410)                                                     322,535

Issuance of stock
for cash                       264,000       264          -     (264)                                -             -            0

Beneficial Conversion                -         -    754,238        -                                 -             -      754,238

Exercise of Puts                                  1,348,696                                                        -    1,348,696

Conversion on
convertible debentures          66,516        67     56,472        -                                 -             -       56,539

Stock Issued for Services    1,100,000     1,100    436,000     (750)              127,297           -             -      563,647

Re-issuance of stock as
registered.                  1,420,500     1,420          -        -    (1,420)                                    -            0

Issuance of stock warrants           -         -    341,238        -                                 -             -      341,238

Reduction in stock
subscription receivable,
pre merger                                          (59,880)                                    59,880                          0

Issuance of Stock
Subscription Agreements                             188,105    1,794                          (189,900)                        (1)

Other                                                                                                                           0

Net Loss for Period .                -        -           -        -                                 -    (6,265,924)  (6,265,924)
                            ----------  -------  ----------  -------  ---------  ----------  ----------  ------------  -----------

BALANCE, December 31, 2005
                            39,094,633  $39,096  $8,230,224  $ 1,843  $ (1,805)  $ (71,853)  $(189,900) $(10,861,869) $(2,854,264)
                            ==========  =======  ==========  =======  =========  ==========  ==========  ============  ===========


See accompanying notes to financial statements


                                  Newave, Inc.
   Consolidated Condensed Statement of Stockholders' Equity - Preferred Stock
                 For the years ended December 31, 2005 and 2004


                                                                                       Preferred Stock
                                                                                ---------------------------
                                                                                                    Par
                                                                                   Shares          0.001
                                                                                ------------   ------------
BALANCE,
December 31, 2003                                                                          -              -
                                                                                ------------   ------------
Recapitalization
upon reverse merger
acquisition                                                                              282              -

Issuance of
common stock
for preferred stock                                                                     -282              -

                                                                                ------------   ------------

BALANCE, December 31, 2004                                                                 0              0
                                                                                ============   ============

                                                                                ------------   ------------

BALANCE, December 31, 2005
                                                                                $          -   $          -
                                                                                ============   ============

See accompanying notes to financial statements

                                  NEWAVE, INC.
                      (Formerly Utah Clay Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2005


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

The Company incurred a net loss of $6,265,924 for the year ended December 31, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through cash generated from operations, and, if necessary and available, private funding and funding from officers of the Company.

INCOME  TAXES:
--------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE:
-------------------------------------------
Basic loss per share is computed on the basis on the weighted average of common shares outstanding. For the periods ended December 31,2005 and 2004 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in the current period. At December 31, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share. At
December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698, which might be converted into 35,030,817 shares of our common stock, based on the closing price of our common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of our common stock.


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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $1.85 and $9.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses our internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. The Company notes that on a historical basis, its affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

ADVERTISING  COSTS
------------------

     The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing our products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services. At December 31, 2005, and December 31, 2004, capitalized direct-response advertising costs of $159,000 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $3,098,204 in 2005. Advertising expense was $2,619,831 in 2004.

DISCONTINUED OPERATIONS
In April, 2004, we organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers. We organized our subsidiary, Auction Liquidator, Inc., in September 2004 and it began to generate immaterial revenues in October 2004. During 2005, we decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus our efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the financial statements.


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

                                                   2005              2004
                                                   ----              ----
Deferred  tax  assets
     Net  operating  loss carryforwards      $ 13,455,180      $  7,189,256
     Valuation allowance                      (13,455,180)       (7,189,256)
                                             -------------     -------------
     Net  deferred  tax  assets              $         0       $          0
                                             =============     =============

At December 31, 2005, the Company had net operating loss carryforwards of approximately 13,455,180 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $6,265,924 for the year ended December 31, 2005. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through cash generated from operations, and if necessary, private funding and funding from the officers of the Company.

NOTE  4  -  ACCOUNTS  RECEIVABLE

As  of  December  31,  2005,  accounts  receivable,  consists  of the following:


Accounts  Receivable
     Impact  Legal                  $284,482
     Platinum  Values                 72,256
     Misc.  Receivables              163,343
                                    --------
                                    $520,081
                                    ========

NOTE  5  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

As of December 31, 2005, accounts payable and accrued expenses, consists of the following:

Accounts  Payable  and  Accrued  Expenses               $616,029
Accrued  Payroll  and  Payroll  Taxes                     14,439
Accrued Interest                                          79,896
                                                       ---------
                                                        $710,364
                                                        ========

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

NOTES  PAYABLE  -  RELATED  PARTIES:
At December 31, 2005, the Company had Notes Payable to two majority shareholders for $25,000 each for a total of $50,000. Each note is unsecured, due on demand, and bears interest at a rate of 6%. See Note 7 for further information regarding convertible notes payable to related parties.

NOTE  7  -  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES:
------------------------

On  January  5,  2004,  the  Company  issued  $125,000 worth of 6%, 5-year Term,
Convertible  Debentures  to  a  minority  shareholder.

On January 15, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $250,000 was outstanding for this debenture.

On January 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $305,000 was outstanding for this debenture.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $44,500 was outstanding for this debenture.

On January 25, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2005, $50,000 was outstanding for this debenture.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. . At December 31, 2005, $28,000 was outstanding for this debenture.

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. At December 31, 2005, $38,959 was outstanding for this debenture.

On April 1, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. At December 31, 2005, $90,000 was outstanding for this debenture.

On May 5, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. At December 31, 2005, $90,000 was outstanding for this debenture.

On May 5, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. At December 31, 2005, $90,000 was outstanding for this debenture.

On July 9, 2004, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of our common shares at an exercise price at $1.17 per share. These warrants were valued at $127,126. At December 31, 2005, $180,000 was outstanding for this debenture.

On August 15, 2004, we issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares at an exercise price at $1.03 per share. These warrants were valued at $74,843. At December 31, 2005, $144,000 was outstanding for this debenture.

On August 15, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.03 per share. These warrants were valued at $31,185. At December 31, 2005, $60,000 was outstanding for this debenture.

On September 25, 2004, we issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares at an exercise price at $1.25 per share. These warrants were valued at $140,130. At December 31, 2005, $222,000 was outstanding for this debenture.

On September 25, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.25 per share. These warrants were valued at $37,873. At December 31, 2005, $60,000 was outstanding for this debenture.

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $1.53 per share. These warrants were valued at $37,840. At December 31, 2005, $60,000 was outstanding for this debenture.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of our common shares at an exercise price at $1.25 per share. These warrants were valued at $168,254. At
December  31,  2005,  $162,000  was  outstanding  for  this  debenture.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of our common shares at an exercise price at $1.25 per share. These warrants were valued at $200,010. At December 31, 2005, $240,000 was outstanding for this debenture.

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

A conversion into common stock of $5,500 against the principle balance of the convertible debenture dated January 15, 2004 was made during the year ended December 31, 2005.

A conversion into common stock of $51,041 against the principle balance of the convertible debenture dated April 1, 2004 was made during the year ended December 31, 2005.

Effective November 1, 2005, the Company entered into a Convertible Debenture agreement with a majority shareholder to issue $180,000 worth of non-interest bearing, 5-year Term, Convertible Debentures at a discount of $178,200. The debentures are convertible into shares of the Company's common stock at a price equal to the lesser of; (i) seventy-five percent (75%) of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five (5) days immediately preceding the date of the of debenture agreement. At December 31, 2005, $180,000 was outstanding for this debenture.

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent (75%) of the average of the lowest closing bid price during fifteen (15) immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty (20) days immediately preceding the closing date of the debenture agreement. At December 31, 2005, $1,784,239 was outstanding for this debenture.

Amortization of the debt discount on all convertible debentures outstanding as of December 31, 2005 amounted to $268,516 and $84,684 for the years ended December 31, 2005 and 2004, and is included in interest expense on the consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible debentures issued during the years ended December 31, 2005 and December 31, 2004 amounted to $0 and $574,000 during the years ended December 31, 2005 and 2004 and is included in interest expense on the consolidated condensed statement of operations.

As  of  December  31,  2005,  Convertible  Debentures  of  remained
-------------------------------------------------------------------
outstanding  and  are  comprised  of  the  following  components:
-----------------------------------------------------------------

Convertible  Debentures
     Convertible  debentures  issued  at  face  value     $4,203,698
     Unamortized  debt  discounts                           (349,612)
     Unamortized  warrants  to  purchase  common  stock     (770,069)
                                                          -----------
                                                          $3,084,017
                                                          ===========

CONVERTIBLE  PROMISSORY  NOTES:
-------------------------------
On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note had a 0% interest rate and was repaid on May 20, 2005.

On April 18, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000, at a discount of $22.000. The Note had a 0% interest rate and was repaid on August 5, 2005.

On April 18, 2005, we issued a Note to eFund Capital Partners, in the amount of $132,000, at a discount of $22,000. The Note had a 0% interest rate and was repaid on August 18, 2005.


On May 20, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750, at a discount of $52,750. The Note had a 0% interest rate and $112,500 was repaid prior to December 18, 2005. The remaining amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $540,000, at a discount of $80,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On July 22, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $258,000, at a discount of $33,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 4, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $162,000, at a discount of $17,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 17, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $247,200, at a discount of $41,200. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 18, 2005, we issued notes to eFund, in the amount of $221,000, at a total discount of $37,000. The notes had a 0% interest rate and $18,211 was repaid prior to December 18, 2005. The remaining outstanding amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On August 18, 2005, we issued a Note to a majority shareholder, in the amount of $84,000, at a total discount of $14,000. The notes had a 0% interest rate and were exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005.

On September 16, 2005, we issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and $162,752 was repaid during 2005, and the remaining $29,248 was outstanding at December 31, 2005. This amount was due and payable on March 15, 2006, and was repaid on March 1, 2006.

On September 30, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006. On March 1, 2006, we repaid $210,000 of this note.

On October 11, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $30,000, at a discount of $5,000. The Note has a 0% interest rate and is due and payable on April 11, 2006.

During the year ended December 31, 2005, payments were applied against the following promissory notes:

-     $360,000  against  the convertible promissory note dated February 11, 2005
-     $264,000  against  the  convertible  promissory  note dated April 19, 2005
-     $112,500  against  the  convertible  promissory  note  dated  May 20, 2005
-     $162,752  against the convertible promissory note dated September 16, 2005
-     $18,211  against  the  convertible  promissory  note dated August 18, 2005

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures.

Each of the Convertible Promissory Notes shall be paid in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Promissory Note at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five
(5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Promissory Notes are subject to automatic conversion at the maturity date at which time all Promissory Notes outstanding will be automatically converted based upon the formula set forth in the agreement.

Amortization of the debt discount on all convertible promissory notes as of December 31, 2005 amounted to $362,700 for the year ended December 31, 2005 and is included in interest expense on the consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible promissory notes issued during year ended December 31, 2005 amounted to $754,238 during the year ended December 31, 2005 and is included in interest expense on the consolidated condensed statement of operations.

The principal amounts of these Promissory Notes are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. The Promissory Notes are full recourse loans being made by the Holder. The Company is liable for any deficiency.

As of December 31, 2005, Notes Payable - Related Parties of $345,998 remained outstanding and are comprised of the following components:

Notes Payable - Related Parties
     Promissory notes issued at face value            $  335,248
     Notes payable to majority shareholders               50,000
     Unamortized debt discounts                         ( 39,250)
                                                     -----------
                                                      $  345,998
                                                     ===========

NOTE  8  -  CAPITAL  STOCK


Preferred  Stock
Effective September 30, 1996, the Company authorized 10,000,000 shares of preferred stock at par value of $.001. There is no preferred stock outstanding as of December 31, 2005.

COMMON  STOCK

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000.

The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.


During the year ended December 31, 2005, the following shares of common stock were issued by the Company:

- The Company issued 1,550,000 shares of the Company's common stock for $1,348,696 in connection with the Equity Line Agreement dated September 13, 2004 with Preston Capital Partners. As of December 31, 2005, proceeds for 390,629 shares not yet been received by the Company. On January 9, 2006, 384,871 of these shares were returned to the Company. The shares were valued at 75% of the lowest closing bid price in the fifteen days prior to execution of each put.

- The Company issued a total of 808,500 shares of common stock as an inducement to provide financing, as follows:

- The Company agreed to issue 48,000 shares of the Company's common stock valued at $29,952 to majority shareholders as an inducement to provide financing to the Company. The shares were valued at the closing price of the stock on the date the inducement was provided, less 25% liquidity discount.

- The Company issued 351,000 shares valued at $292,583 to a majority shareholder as an inducement to provide financing to the Company. The shares were valued at the closing price of the stock on the date the inducement was provided, less 25% liquidity discount.


- The Company issued 457,500 shares of common stock which were contracted and accounted for as a financing inducement expense of $221,125 during the three months ended March 31, 2004.

- The Company issued 264,000 shares for cash which were contracted and accounted for as shares to be issued in 2004.

- The Company issued 66,516 shares of common stock to majority shareholders upon the conversion of $56,539 in convertible debentures dated January 25, 2004 and April 1, 2004. The shares were valued at 75% of the lowest closing bid price in the fifteen days prior to execution of the conversion.


- The Company issued a total of 1,100,000 shares of common stock for services, as follows:

- In June 2005, The Company issued 750,000 shares of common stock valued at $381,250 which were contracted and accounted for as advertising expenses during the twelve month period ended March 2, 2005. The shares were valued at the closing price of the stock on the date the services were contracted, less 25% liquidity discount.


- In June 2005, The Company issued 350,000 shares of Common Stock valued at $436,350 for marketing service to be provided over the twelve month period beginning March 3, 2005. The shares were valued at the closing price of the stock on the date the services were contracted, less 25% liquidity discount.

- The Company issued 1,420,500 shares to replace shares issued in 2004 which are expected to be returned to the Company in 2006. Of this amount, shares totaling 340,500 were returned to the Company on January 9, 2006.

During the year ended December 31, 2005, the Company issued warrants to its Chief Financial Officer to purchase up to 750,000 shares of its common stock at prices ranging from $.10 per share to $1.12 per share. During the year ended December 31, 2005, the Company agreed to issue warrants to a consultant to purchase up to 128,750 common shares at a price equal to 33% of the market price of the Company's common stock on the date of exercise.

During December 2005, the Company entered into stock subscription agreements with minority shareholders to purchase 1,726,364 shares of the Company's common stock for an aggregate price of $189,900. The funds were received by the Company in January 2006.

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698, which might be converted into 35,030,817 shares of our common stock, based on the closing price of our common stock on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of our common stock.

Warrants  Activity  for  the  Period  and  Summary  of  Outstanding  Warrants

During the years ended December 31, 2005, and December 31, 2004, the board of directors approved the issuance of warrants to purchase an aggregate of 4,898,750 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.10 to $1.53 per share, vest over periods up to 24 months, and expire at various times through December 2009.

     During the years ended December 31, 2005, and December 31, 2004, no warrants were exercised.

Included in the issuance of warrants to purchase 4,898,750 aggregate shares of the Company's common stock is a warrant to purchase 878,750 shares that was issued to our Chief Financial Officer and an independent consultant. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123 using the Black-Scholes option-pricing model (with the same assumptions as those used for the option), which resulted in the recording of $341,238 and zero in compensation cost during the years ended December 31, 2005, and December 31, 2004, respectively.

A  summary  of  warrant  activity  for  2005  and  2004  is  as  follows:


                                            Weighted-                 Weighted-
                                Number of    Average                   Average
                                Warrants    Exercise     Warrants     Exercise
                                              Price    Exercisable     Price
Outstanding, December 31, 2003
                                        0           0            0           0
    Granted. . . . . . . . . .  4,020,000  $     1.23    4,020,000  $     1.23
    Exercised. . . . . . . . .          0  $        -
                                ---------  ----------  -----------  ----------
Outstanding, December 31, 2004
                                4,020,000  $     1.23    4,020,000  $     1.23
    Granted. . . . . . . . . .    878,750  $     0.67      128,750  $     0.06
    Exercised. . . . . . . . .          0  $        -            0
                                ---------  ----------  -----------  ----------
Outstanding, December 31, 2005
                                4,898,750  $     1.13    4,148,750  $     1.19
                                =========  ==========  ===========  ==========

At December 31, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


                                  Warrants Outstanding                            Warrants Exercisable
                -----------------------------------------------------  ------------------------------------------
                                       Weighted
Range of Warrant                        Average     Average Remaining                              Weighted
Exercise Price  Number of Warrants  Exercise Price  Contractual Life   Number of Warrants  Average Exercise Price
--------------  ------------------  --------------  -----------------  ------------------  ----------------------
..06-1.53             4,898,750          $1.13             3.6               4,148,750             $ 1.19
==============  ==================  ==============  =================  ==================  ======================

NOTE  9  -  FINANCIAL  ACCOUNTING  DEVELOPMENTS

Recently  issued  Accounting  Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatory redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

NOTE 10 - COMMITMENTS

COMMITMENTS

Minimum future rental payments under non-cancelable operating leases as of December 31, 2005 for each of the next five years and in the aggregate are as follows:

2006.  $187,704
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $625,680
       ========

In February 2005, we entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to our customers. We agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of our customers' web stores. Our Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. We intend to renegotiate and extend the terms of this agreement.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. We made no payments on the agreement during the year ended December 31, 2005 and owe $10,000 at December 31, 2005.

We entered into a consulting agreement for ecommerce business consulting services with Olive Tree Holdings, effective January 1, 2006. The term of the agreement was for 12 months at $23,667 per month.

In March 2005, we entered into a Consulting Agreement with Luminary Ventures, Inc. where in exchange for services, we agreed to pay the consultant the sum of $15,000 per month for non-accountable expenses. Payment may be made either: (i) in cash or (ii) shares of our common stock. The term of this agreement is twelve months, and our final payment was made in February 2006.

NOTE 11 - RELATED PARTY TRANSACTIONS

On January 15, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we contracted to issue 75,000 shares of our common stock to Dutchess Private Equities Fund as an incentive for an investment. These shares were valued at $38,625.

On January 25, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we contracted to issue 75,000 shares of our common stock to
  eFund Capital Partners as an incentive for an investment.
These  shares  were  valued  at  $43,041.

On  February  4,  2004,  we  issued  a debenture to Dutchess
Private Equities Fund totaling $155,000. The debenture does not earn any interest. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.

On February 17, 2004, we issued to Dutchess Advisors 4,200,000 shares of our common stock for conversion of 42 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible
Preferred  Stock  converts  into  100,000  shares  of  common  stock.

On February 17, 2004, we issued 300,000 shares of our common stock to Dutchess Private Equities Fund for conversion of 3 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock. On February 17, 2004, we issued 6,000,000 shares of our common stock to a beneficial owner, eFund Capital Partners for conversion of 60 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible
Preferred  Stock  converts  into  100,000  shares  of  common  stock.

On February 17, 2004, we issued 7,665,000 shares of our common stock to our Chief Executive Officer, Michael Hill for conversion of 76.65 shares of Series C Convertible Preferred stock, which where originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock.

On January 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners for $155,000 advanced in 2003, and $155,000 advanced in 2004. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion

On February 19, 2004, we contracted to issue 457,500 shares of our common stock to eFund Capital Partners as an incentive for an investment.
These  shares  were  valued  at  $221,125.

On March 9, 2004, we were issued a revolving credit facility by , Dutchess Private Equities Fund and eFund totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due each month of $500. We also had another $100,000 of notes payable outstanding to another shareholder of ours. These notes bear interest at 15% and matured on March 4, 2004.

On March 10, 2004, we issued 30,000 shares of our common stock to each Dutchess Private Equities Fund II and eFund Capital Partners amounting to $25,000 each as an incentive for a loan. The shares were valued at $34,500.

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund II.

On April 1, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On April 1, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on April 2, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners.

On April 1, 2004, we issued a warrant to eFund Capital Partners, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share

On May 5, 2004, we issued convertible debentures of $90,000 Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund, II.

On May 5, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On May 5, 2004, we issued convertible debentures of $90,000 eFund Capital Partners. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners.

On May 5, 2004, we issued a warrant to eFund Capital Partners, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On July 9, 2004, we issued convertible debentures of $180,000, Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000.

On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.17 per share.

On August 15, 2004, we issued convertible debentures of $144,000 Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000.

On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.03 per share.

On August 15, 2004, we issued convertible debentures of $60,000 eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000.

On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.03 per share.

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

On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.53 per share.

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

On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as
an  inducement  to  provide  financing.   The shares were valued at $40,219.

In February 2005, we entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to our customers. We agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of our customers' web stores. Our Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. We intend to renegotiate and extend the terms of this agreement.

On April 18, 2005, the Company issued $132,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The
Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968.

On May 20, 2005, the Company issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500.

On June 2, 2005, the Company issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700.

On July 22, 2005, the Company issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925.

We awarded seven hundred and fifty thousand warrants to our Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $.10 per share.

On August 4, 2005, the Company issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937.

On August 17, 2005, the Company issued a $247,200 non-interest bearing Convertible Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975.

On August 18 2005, the Company issued $221,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $37,000, to eFund Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125.

On August 18 2005, the Company issued $84,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375.

On September 16, 2005, the Company issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. We issued 50,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. This note was repaid in full on March 1, 2006.

On September 30, 2005, the Company issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. We issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. We repaid $210,000 of this note on March 1, 2006.

On  October  11,  2005,  the  Company  issued  a  $30,000  non-interest  bearing
Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. We issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. We made no payments on the agreement during the year ended December 31, 2005 and owe $10,000 at December 31, 2005.

Effective  November  1,  we  agreed  to  issue  a convertible debenture to eFund
Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of our common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement.


Effective December 15, 2005, the Company entered into a Convertible Debenture Exchange Agreement with Dutchess Private Equities Fund, II, LP_and eFund Capital Partners to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement.

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


NOTE  12  -  SUBSEQUENT  EVENTS

In January 2006, the Company received funds totaling $189,900 as payment for stock subscription agreements entered into during December 2005. The Company also received 725,371 common shares from two shareholders. See footnote 8 to these financial statements for further information.

In January 2006, the Company issued convertible promissory notes totaling $68,000 to unrelated parties. The promissory notes are due and payable one year from date of issuance. The notes bear interest at 20% per annum or are convertible into shares of our common stock at an amount equal to a 30% discount to the market value of the stock on the day of conversion, or at $.10 per share, whichever results in the greatest value to the Holder. We are also obliged to issue a warrant to purchase common stock to the Holders at a rate of 1,000 shares per $1,000 loaned to the Company, at a price no less than $.50 and no more than $0.75.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 15, 2006, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME                              AGE          POSITION

Michael  Hill                      29          Chief  Executive  Officer,
                                               Director
Michael  A.  Novielli              41          Chairman  of  the  Board of
                                               Directors
Barrett  Evans                     34          Director
Douglas  H.  Leighton              37          Director
Theodore  Smith                    29          Director

MICHAEL HILL has been our Chief and Executive Officer and Director since January 15, 2004. From 1999 until 2003, Mr. Hill acted as President and Chief Executive Officer of Intravantage Marketing, another Santa Barbara based marketing firm, while simultaneously serving as a consultant for several smaller organizations. From January 1998 until starting Intavantage Marketing he was the Vice President of International Specialties, Inc.

BARRETT EVANS has been our director since January 15, 2004 and was our Interim Chief Financial Officer between January 7, 2003 and July 27, 2005. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At
Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital. Mr. Evans founded BRE Investments & Consulting, LLC. in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara.

MICHAEL A. NOVIELLI has served as our director since January 15, 2003. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP and Dutchess Private Equities II LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining
Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

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

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Evans, a Director , qualifies as an "audit committee financial expert" as defined in Item 401(e)(2) of Regulation S-B.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed our Code of Ethics to our Report on Form 10-KSB for the year ended December 31, 2003 as Exhibit
14.1. Our Code of Ethics is available upon request at no charge to any shareholder.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                                      Annual Compensation                               Long Term Compensation
                              ---------------------------------------  ----------------------------------------------------------
                                                                                 Awards                           Payouts
                                                                       ------------------------------     -----------------------
                                                                       Un-Restricted
                                                              Other       Stock           Securities
                                                     Bonus    Annual     Awards           Underlying           LTIP     All Other
Name and Principal Position   Year (1)  Salary ($)    ($)    Comp ($)      ($)           Options/SARs       Payout ($)  Comp. ($)
----------------------------  --------  ----------   -----   --------   ----------      -------------      ----------  ----------
Michael Hill, Chief
Executive
Officer and Director (1)(2) (3) 2005       $211,323    0       $73,000       0                 0                0
                                2004       $156,000    0       $20,000     $309,450            0                0
                                2003       $ 10,000    0             0            0            0                0

(1) Mr. Dennis Engh served as our President until his resignation on January 15, 2004. Prior to January 15, 2004, we did not have a CEO and only had a President.

(2) Mr. Hill orally agreed to be paid $156,000 per annum beginning in August 2003. Effective April 1, 2005, Mr. Hill's annual salary was increased to $260,000.

(3) Mr. Hill has elected to defer $19,677 of his 2005 salary to 2006. Mr. Hill deferred payments until 2004 and 2005 until we were adequately capitalized to pay for his services. The amounts included in the "Other Annual Compensation" column represent payments made for salary deferred in prior years.

EMPLOYMENT  AGREEMENTS

Currently we do not have any of our executives or officers under employments contracts. However, Mr. Hill, our Chief Executive Officer, has agreed to accept $260,000 per annum as compensation for his services.

DIRECTOR  COMPENSATION

We do not have a formal plan to compensate our Directors. On February 13, 2004, we issued 450,000 registered shares of our common stock to each director for services for a total of 2,250,000 shares. Our Directors did not receive any compensation for their services in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2005, by each person known by us to (i) own beneficially more than 5% of each class, (ii) by each of our Directors and Executive Officers and (iii) by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The number of shares of common stock issued and outstanding on December 31, 2005 was 39,094,633 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2005, plus shares of common stock subject to options held by such person on December 31, 2005 and exercisable within 60 days thereafter.


                                                                             COMMON SHARES
                                                                              BENEFICIALLY CONVERSION
NAME AND TITLE OF BENEFICIAL OWNER. . . . . . . . . . . . . . . .    OWNED       OWNED      RIGHTS    WARRANTS   TOTAL    PERCENTAGE
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Michael Hill(a)  30 S. Lapatera Lane, Suite 7, Goleta, CA 93117    8,040,000            0          0        0   8,040,000     20.57%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Barrett Evans(b)  301 East Ocean Blvd., Long Beach, CA 90802. . .       6777    9,501,250  9,302,408  750,000  19,560,435     33.35%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Michael A. Novielli(c) 1110 Rt. 55, Suite 206, LaGrangeville,   .    300,000    3,937,250 24,453,408 3,150,000 31,840,658     45.08%
NY 12540
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Douglas Leighton(d) 50 Commonwealth Ave, Suite 2, Boston, MA 02116.  300,000    3,937,250 24,453,408 3,150,000 31,840,658     45.08%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Theodore J. Smith(e) 50 Commonwealth Ave, Suite 2, Boston, MA 02116  303,990            0          0         0    303,990      0.78%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Dutchess Private Equities, LP (f), 50 Commonwealth Ave,
Suite 2, Boston, MA 02116 . . . . . . . . . . . . . . . . . . . .    157,500            0  6,350,000 1,260,000  7,767,500     16.63%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Dutchess Private Equities, II, LP (g), 50 Commonwealth Ave,
Suite 2, Boston, MA 02116 . . . . . . . . . . . . . . . . . . . .    179,750            0 18,103,408 1,890,000 20,173,158     34.14%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Dutchess Advisors, LLC (h), 50 Commonwealth Ave,
Suite 2, Boston, MA 02116. . . . . . . . . . . . . . . . . . . . . 3,600,000            0          0         0  3,600,000      9.21%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
eFund Capital Partners, LLC (i) 301 East Ocean Blvd. Suite 640,
Long Beach, CA 90802. . . . . . . . . . . . . . . . . . . . . . .  6,501,250            0  8,302,408   450,000 15,253,658     31.88%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
eFund Small-Cap Fund, LP (j) 301 East Ocean, Suite 640, Long
Beach, CA 90802 . . . . . . . . . . . . . . . . . . . . . . . . .  3,000,000            0  1,000,000   300,000  4,300,000     10.64%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
Aaron Gravitz (k), 327 Woodley Court, Santa Barbara, CA 93105 . .                                    2,753,571  2,753,571      7.04%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------
All directors and current executive officers as a
group (5 Persons) . . . . . . . . . . . . . . . . . . . . . . . .  8,040,000   13,438,500 33,755,817 3,900,000 59,134,317     77.45%
-----------------------------------------------------------------  --------- ------------ ---------- --------- ---------- ----------

a)  Mr.  Hill  owns  8,040,000  shares  of  common  stock.

(b) Mr. Evans has sole voting and dipostive power to 6,777 shares issued to him. Mr. Evans may acquire 750,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 9,302,408 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Evans is the managing member of eFund Capital Partners, LLC and eFund Small-Cap Fund, LP. The securities owned by those entities are attributable to Mr. Evans, and are listed below in note (i) and note (j).

(c) Mr. Novielli has sole voting and dipositive power to 300,000 shares issued to him. Mr. Novielli may acquire 3,150,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 24,453,408 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Novielli is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP, and Dutchess Advisors, LLC. The securities owned by those entities are attributable to Mr. Novielli, and are listed below in note (f), note (g) and note (h).

(d) Mr. Leighton has sole voting and dipositive power to 300,000 shares issued to him . Mr. Leighton may acquire 3,150,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 24,453,408 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Leighton is a managing member of Dutchess Capital Management which acts as general partner to Dutchess Private Equities Fund LP, Dutchess Private Equities Fund II, LP, and Dutchess Advisors, LLC. The securities owned by those entities are attributable to Mr. Novielli, and are listed below in note (f), note (g) and note (h).


(e) Our director, Theodore Smith, is the Executive Vice President of Dutchess Advisors, LLC. Mr. Smith has sole voting and dispositive power to 303,990 shares issued to him.

(f) Dutchess Private Equities Fund, LP owns 157,500 shares of common stock. Dutchess Private Equities Fund, LP also may acquire up to 1,260,000 shares of common stock within 60 days through the exercise of warrants. In addition, Dutchess Private Equities Fund, LP may acquire 6,350,000 shares of common stock within 60 days through the conversion of debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP and have sole voting and dispositive power over the shares owned by Dutchess Private Equities Fund, LP.

(g) Dutchess Private Equities Fund II, LP owns 179,750 shares of common stock. Dutchess Private Equities Fund II, LP also may acquire up to 1,890,000 shares of common stock within 60 days through the exercise of warrants. In addition, Dutchess Private Equities Fund II, LP may acquire 18,103,408 shares of common stock within 60 days through the conversion of debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund II, LP and have sole voting and dispositive power over the shares owned by Dutchess Private Equities Fund II, LP.


(h)  Dutchess  Advisors  LLC  owns  3,600,000  shares  of common stock. Dutchess
Advisors  LLC  is  controlled  by  Mr.  Novielli  and  Mr.  Leighton.

(i) eFund Capital Partners owns 6,501,250 shares of common stock. eFund Capital Partners may acquire up to 450,000 shares of common stock within 60 days through the exercise of warrants. In addition, eFund Capital Partners may acquire 8,302,408 shares of common stock within 60 days through the conversion of debentures. Barrett Evans is the managing member of eFund Capital Partners, LLC and has sole voting and dispositive power over the shares owned by eFund Capital Partners LLC.

(j) eFund Small-Cap Fund, LP owns 3,000,000 shares of common stock. eFund Small-Cap Fund LP may acquire up to 300,000 shares of common stock within 60 days through the exercise of warrants. In addition, eFund Small-Cap Fund may acquire 1,000,000 shares of common stock within 60 days through the conversion of debentures. Barrett Evans is the managing member of eFund Small Cap Fund and has sole voting and dispositive power over the shares owned by eFund.

(k) Mr. Gravitz owns 2,753,521 shares of the company and is our Director of Media.

The number of shares of common stock issued and outstanding on December 31, 2005 was 39,094,633 shares.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.


On January 15, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 25, 2004, we contracted to issue 75,000 shares of our common stock to Dutchess Private Equities Fund as an incentive for an investment. These shares were valued at $38,625.

On January 25, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion.

On January 26, 2004, we contracted to issue 75,000 shares of our common stock to eFund Capital Partners as an incentive for an investment. These shares were valued at $43,041.

On February 4, 2004, we issued a debenture to Dutchess Private Equities Fund totaling $155,000. The debenture does not earn any interest. The term of the debenture was 14 calendar days. The debenture was paid in full and there is no balance outstanding.

On February 17, 2004, we issued to Dutchess Advisors 4,200,000 shares of our common stock for conversion of 42 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock.

On February 17, 2004, we issued 300,000 shares of our common stock to Dutchess Private Equities Fund for conversion of 3 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock. On February 17, 2004, we issued 6,000,000 shares of our common stock to a beneficial owner, eFund Capital Partners for conversion of 60 shares of Series C Convertible Preferred stock, which were originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible
Preferred  Stock  converts  into  100,000  shares  of  common  stock.

On February 17, 2004, we issued 7,665,000 shares of our common stock to our Chief Executive Officer, Michael Hill for conversion of 76.65 shares of Series C Convertible Preferred stock, which where originally valued at $0, since at that time we had no equity and a shareholder deficit of ($901,936). Pursuant to the terms of the Series C Convertible Preferred Stock each share of Series C Convertible Preferred Stock converts into 100,000 shares of common stock.

On January 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners for $155,000 advanced in 2003, and $155,000 advanced in 2004. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the Conversion Date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion

On February 19, 2004, we contracted to issue 457,500 shares of our common stock to eFund Capital Partners as an incentive for an investment.
These  shares  were  valued  at  $221,125.

On March 9, 2004, we were issued a revolving credit facility by , Dutchess Private Equities Fund and eFund totaling $50,000. The Revolver carries an interest rate or 1% per month, and a minimum payment is due each month of $500. We also had another $100,000 of notes payable outstanding to another shareholder of ours. These notes bear interest at 15% and matured on March 4, 2004.

On March 10, 2004, we issued 30,000 shares of our common stock to each Dutchess Private Equities Fund II and eFund Capital Partners amounting to $25,000 each as an incentive for a loan. The shares were valued at $34,500.

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund II.

On April 1, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On April 1, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners. The debentures convert on April 2, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners.

On April 1, 2004, we issued a warrant to eFund Capital Partners, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share

On May 5, 2004, we issued convertible debentures of $90,000 Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price after the date in the preamble. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to Dutchess Private Equities Fund, II.

On May 5, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On May 5, 2004, we issued convertible debentures of $90,000 eFund Capital Partners. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. The convertible debentures shall pay 8% cumulative interest. We must make minimum payments of $1,000 per month to the eFund Capital Partners.

On May 5, 2004, we issued a warrant to eFund Capital Partners, to purchase 225,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.42 per share.

On July 9, 2004, we issued convertible debentures of $180,000, Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000.

On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.17 per share.

On August 15, 2004, we issued convertible debentures of $144,000 Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000.

On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.03 per share.

On August 15, 2004, we issued convertible debentures of $60,000 eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000.

On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.03 per share.

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

On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.53 per share.

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

On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

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

On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of our common shares as an incentive for an investment. The warrant has an exercise price of $1.25 per share.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as
an  inducement  to  provide  financing.   The shares were valued at $40,219.

In February 2005, we entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to our customers. We agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of our customers' web stores. Our Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. We intend to renegotiate and extend the terms of this agreement.

On April 18, 2005, we issued $132,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968.

On May 20, 2005, we issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500.

On June 2, 2005, we issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700.

On July 22, 2005, we issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925.

We awarded seven hundred and fifty warrants to our Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $.10 per share.

On August 4, 2005, we issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937.

On  August  17,  2005,  we  issued  a  $247,200 non-interest bearing Convertible
Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975.

On  August  18  2005,  we  issued  $221,000  of non-interest bearing Convertible
Promissory  Notes,  due  December  18,  2005  at a discount of $37,000, to eFund
Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125.

On  August  18  2005,  we  issued  $84,000  of  non-interest bearing Convertible
Promissory Notes, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375.

On September 16, 2005, we issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. We issued 50,000 shares to Dutchess Private
Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. This note was repaid in full on March 1, 2006.

On September 30, 2005, we issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess
Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. We issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. We repaid $210,000 of this note on March 1, 2006.

On October 11, 2005, we issued a $30,000 non-interest bearing Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended
December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. We issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000.

We entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. We made no payments on the agreement during the year ended December 31, 2005 and owe $10,000 at December 31, 2005.

Effective  November  1,  we  agreed  to  issue  a convertible debenture to eFund
Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of our common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement.


Effective December 15, 2005, we entered into a Convertible Debenture Exchange Agreement with Dutchess Private Equities Fund, II, LP and eFund Capital Partners to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement.

ITEM  13.  EXHIBITS.

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

4.25 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.25 to the Form 10-K filed April 15, 2005, and incorporated by reference).

4.26 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.26 to the Form 10-K filed April 15, 2005, and incorporated by reference).

4.27 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated November 11, 2004 (included as Exhibit 4.27 to the Form 10-K filed April 15, 2005, and incorporated by reference).

4.28 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated November 11, 2004 (included as Exhibit 4.28 to the Form 10-K filed April 15, 2005, and incorporated by reference).

4.29 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 28, 2004 (included as Exhibit 4.29 to the Form 10-K filed April 15, 2005, and incorporated by reference).

4.30 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated December 28, 2004 (included as Exhibit 4.30 to the Form 10-K filed April 15, 2005, and incorporated by reference).

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

4.40 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 4, 2005 (included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.41 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 17, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.42 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.42 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.43 Promissory Note between the Company and Barrett Evans, dated August 18, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.44 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.45 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.45 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.46 Promissory Note between the Company and Dutchess Private Equities Fund,, LP, dated September 16, 2005 (included as Exhibit 4.46 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.47 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.48 Convertible Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, II, LP dated December 18, 2005 (included as Exhibit 4.2 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

4.49 Convertible Debenture Exchange Agreement between the Company and eFund Capital Partners, LLC dated December 18, 2005 (included as Exhibit 4.1 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

4.50 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 11, 2005, and filed herewith.

4.51 Stock Subscription Agreement between the Company and Gary D. Elliston, dated December 22, 2005, and filed herewith.

4.52 Stock Subscription Agreement between the Company and Cliff M. Holloway, dated December 22, 2005, and filed herewith.

4.53 Stock Subscription Agreement between the Company and John C. Boutwell, Jr, dated December 22, 2005, and filed herewith.

4.54 Stock Subscription Agreement between the Company and Mr. and Mrs. Jack B. Manning, dated December 22, 2005, and filed herewith.

4.55 Stock Subscription Agreement between the Company and Stephen Moore, dated December 22, 2005, and filed herewith.

4.56 Stock Subscription Agreement between the Company and Monte L. Roach, dated December 22, 2005, and filed herewith.

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

10.31 Corporate Consulting Agreement between the Company and eFund Capital Partners LLC dated November 1, 2005 (included as Exhibit 10.1 to the Form 8-K filed February 17, 2006, and incorporated by reference herein).

10.32 Corporate Consulting Agreement between the Company and Olive Tree LLC dated June 28, 2005, as amended on October 25, 2005, October 31, 2005, and
January  4,  2006,  and  filed  herewith.


14.1 Code of Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed herewith

23.1 Consent of Michael Johnson and Company, LLC Independent Auditors (included as Exhibit 23.1 to the Form 10-KSB filed April 15, 2005, and filed herewith.

23.2 Report of Independent Registered Public Accounting Firm regarding the audit of Newave, Inc. for the year ended December 31, 2004, and filed herewith.

23.3 Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed March 21, 2006, and filed herewith.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

Rose Snyder and Jacobs, were our auditors for the three quarters ended September 30, 2004 and Michael Johnson and Co. were our auditors for the fiscal year ended December 31, 2004. Jaspers + Hall, PC were our auditors for the fiscal year ended December 31, 2005.

For their review of our Quarterly Reports on Form 10-Q, Rose Snyder and Jacobs billed us $7,972. For their 2004 year end audit and review of our Quarterly Reports on Form 10-Q for 2005, Michael Johnson and Co. billed us $20,000. We have contracted Jaspers + Hall, PC to complete the 2005 year end audit for $15,000.

The independent auditors' report included in the 10-KSB for the year ended December 31, 2004 was incorrectly attributed to Jaspers Hall & Johnson. It should have been attributed to Michael Johnson & Co.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Goleta, State of California on the 21st day of March 2006.

                                  NEWAVE, INC.
                                 -------------
                                   REGISTRANT

/s/  Michael  Hill
By:       Michael  Hill
Director  and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                   Title                                    Date

/s/  Michael  Hill
Michael  Hill                Director  and
                             Chief  Executive Officer             March 21, 2006


/s/  Barrett  Evans
Barrett  Evans               Director                             March 21, 2006


/s/  Michael  A.  Novielli
Michael  A. Novielli         Chairman of the Board of Directors   March 21, 2006


/s/  Douglas  Leighton
Douglas  Leighton            Director                             March 21, 2006


/s/  Theodore J. Smith, Jr.
Theodore  J. Smith, Jr.      Director                             March 21, 2006