Form 10QSB
period 2006-03-31
NEWAVE INC
filed 2006-05-08
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

                           30  S. La Patera Lane, Suite 7
                              Goleta, CA 93117
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)

                                 805-964-9132
                                 --------------
                           (Issuer's telephone number)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act)   Yes ___ No X

As of March 31, 2006, the Issuer had 40,361,513 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         NEWAVE, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS

PART I.  FINANCIAL  INFORMATION
--------------------------------
Item 1.  Financial  Statements.                                           1-23

Item 2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.  23

Item 3.  Controls  and  Procedures.                                         26


PART II.  OTHER  INFORMATION
----------------------------
Item 1.  Legal  Proceedings.                                                27

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds.      27

Item 3.  Defaults  Upon  Senior  Securities.                                27

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       27

Item 5.  Other  Information.                                                27

Item 6.  Exhibits  and  Reports  on  Form  8-K.                             28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  NEWAVE, INC.
                      (FORMERLY UTAH CLAY TECHNOLOGY, INC.)
                              FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Newave, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Newave, Inc. as of March 31, 2006, and the related consolidated statement of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, CO
May 2, 2006


                                      NEWAVE, INC.
                            CONSOLIDATED INCOME STATEMENT
                                       Unaudited

                                                                 For the three months ended
                                                              -------------------------------
                                                                 March 31         March 31
                                                                   2006             2005
                                                              --------------   --------------
REVENUE:
Membership Revenue                                            $   3,307,623    $     879,941
Upsell Revenue                                                      210,521          237,904
Lead Revenue                                                        388,827           65,317
Other Revenue                                                        25,372           75,454
                                                              --------------   --------------

Total Revenue                                                 $   3,932,343    $   1,258,616
                                                              --------------   --------------

Cost of Goods Sold                                                  687,575          182,924
                                                              --------------   --------------

GROSS MARGIN                                                      3,244,768        1,075,692
                                                              --------------   --------------

EXPENSES:
Salaries                                                            533,213          749,048
Advertising                                                       1,106,616          733,651
Other Expenses                                                    1,070,352          755,424

                                                              --------------   --------------

Total Operating Expenses                                          2,710,181        2,238,123

Other Expense (Income)
Interest                                                            340,207          129,049
                                                              --------------   --------------
Total Other Income (Expense)                                        340,207          129,049

                                                              --------------   --------------

LOSS BEFORE INCOME TAXES                                      $     194,380    $  (1,291,480)
                                                              --------------   --------------

Provision for income taxes                                                -                -
                                                              --------------   --------------

NET INCOME (LOSS)                                             $     194,380    $  (1,291,480)
                                                              ==============   ==============


BASIC NET INCOME (LOSS) PER COMMON SHARE                      $        0.00    $       (0.04)
                                                              ==============   ==============

DILUTED NET INCOME (LOSS) PER SHARE                           $        0.00    $       (0.04)
                                                              ==============   ==============
BASIC WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                              39,445,891       34,345,673
                                                              ==============   ==============
DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                              66,143,150       34,345,673
                                                              ==============   ==============

See accompanying notes to financial statements


                                   NEWAVE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    Unaudited
                                                         March 31        December 31
                                                           2006             2005
                                                      --------------   --------------
ASSETS:
CURRENT ASSETS:
Cash                                                        690,368          253,856
Accounts Receivable                                         690,861          520,081
Allowance for Doubtful Accounts                            (277,500)        (265,000)
Other Receivables
Inventory                                                     2,590            2,590
Prepaid Expenses                                          1,301,214          388,587
                                                      --------------   --------------
Total Current Assets                                      2,407,533          900,114
                                                      --------------   --------------

FIXED ASSETS:
Equipment                                                   577,512          578,493
Furniture  & Fixtures                                        75,627           75,627
Computers & Software                                        253,083          240,677
Leasehold Improvements                                      103,124          103,124
                                                      --------------   --------------
Total Fixed Assets                                        1,009,346          997,921
Less: Accumulated Depreciation                             (337,044)        (292,311)
                                                      --------------   --------------
Net Fixed Assets                                            672,302          705,610
                                                      --------------   --------------

OTHER ASSETS:
Deposits .                                                   16,392           16,392
                                                      --------------   --------------
Total Other Assets                                           16,392           16,392
                                                      --------------   --------------

TOTAL ASSETS                                              3,096,227        1,622,116
                                                      ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities                  1,292,102          710,364
Notes Payable                                               118,000          345,998
Deferred Revenue                                            918,983          336,000
                                                      --------------   --------------
Total current liabilities                                 2,329,085        1,392,362
                                                      --------------   --------------

LONG-TERM DEBT
Convertible Debentures - Long Term                        2,848,903        3,084,018
                                                      --------------   --------------
Total long-term debt                                      2,848,903        3,084,018

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
shares at $.001 par value, 40,361,513 shares issued
and outstanding at March 31, 2006                            40,362           39,096
Additional paid-in capital                                8,567,736        8,230,224
Preferred Shares to be issued                                     0                0
Shares to be issued                                           2,143            1,843
Shares to be returned                                        (1,079)          (1,805)
Deferred Compensation                                       (23,435)         (71,853)
Subscriptions receivable                                          0         (189,900)
Accumulated deficit                                     (10,667,488)     (10,861,869)
                                                      --------------   --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (2,081,761)      (2,854,264)
                                                      --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                          3,096,227        1,622,116
                                                      ==============   ==============

See accompanying notes to financial statements




                                                NEWAVE, INC.
                                    CONSOLIDATED Cash flow statement
                                                 Unaudited


                                                                                            For the three months ended
                                                                                         --------------------------------

                                                                                            March 31          March 31
                                                                                              2006              2005
                                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                        $     194,380     $  (1,291,480)
Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services                                                                      104,668
Depreciation and amortization.                                                                 259,011
Bad Debt Expense                                                                                12,500            32,861
Debt conversion feature expense                                                                 37,411
Debt inducement expense                                                                                          552,793
Changes in Operating Assets/Liabilities
Accounts receivable                                                                           (170,779)          108,495
Other receivables                                                                                                434,560
Inventory                                                                                           (0)          (43,874)
Prepaid Expenses                                                                              (912,627)          115,975
Deposits                                                                                             -                 2
Deferred Revenue                                                                               582,983            47,806
Accounts payable and accruals                                                                  581,738           (16,683)
                                                                                         --------------    --------------
NET CASH FLOWS GENERATED (USED) BY OPERATING ACTIVITIES                                        689,285           (59,545)
                                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                       (11,425)          (88,317)

                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                                         (11,425)          (88,317)
                                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                                       66,211
Exercise of warrants .                                                                           2,000
Payments on Notes payable                                                                     (335,248)          (24,108)
Reduction in stock subscription receivable                                                     189,900
Proceeds from long term debt - related party.                                                                     64,734
Proceeds from notes payable & debentures                                                        68,000
Payment of long-term debt                                                                      (15,000)
Payment of long-term debt - related party                                                     (151,000)
Conversion of Debenture                                                                       (244,143)
Issuance of Common Stock upon conversion of debentures                                         244,143
                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                               (241,348)          106,837
                                                                                         --------------    --------------

NET INCREASE (DECREASE) IN CASH                                                                436,512           (41,025)
                                                                                         --------------    --------------

CASH AT BEGINNING OF PERIOD                                                                    253,856           210,361
                                                                                         --------------    --------------

CASH AT END OF PERIOD                                                                          690,368           169,336
                                                                                         ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                                                                          52,880           45,135
                                                                                         ==============      ===========
Cash paid for taxes                                                                      $         800              800
                                                                                         ==============      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services                                                                $     104,668       $        0

See accompanying notes to financial statements


                             Consolidated Condensed Statement of Stockholders' Equity
                                                    31-Mar-06
                                                    Unaudited
                                                                                 Common  Stock
                                                                  -----------------------------------------


                                                                                                   Par
                                                                       Shares                      0.001
                                                                  ---------------            ---------------
BALANCE, December 31, 2004                                             33,885,117            $        33,891
                                                                  ===============            ===============



Issuance of stock
for equity line                                                         1,550,000                      1,544

Issuance of stock
for inducement                                                            808,500                        810

Issuance of stock
for cash                                                                  264,000                        264

Beneficial Conversion                                                           -                          -

Exercise of Puts

Conversion on convertible debentures                                       66,516                         67

Stock Issued for Services                                               1,100,000                      1,100

Re-issuance of stock as
registered.                                                             1,420,500                      1,420

Issuance of stock warrants                                                      -                          -

Reduction in stock subscription receivable, pre merger

Issuance of Stock Subscription Agreements                                       -



Net Loss for Period .                                                           -                          -
                                                                  ---------------            ---------------

BALANCE, December 31, 2005
                                                                       39,094,633            $        39,096
                                                                  ===============            ===============


Beneficial Conversion

Exercise of Warrants                                                      120,000                        120

Conversion on convertible debentures                                    1,872,251                      1,873

Shares returned to Company                                               (725,371)                      (726)

Issuance of Stock for Services

Payment received for stock subscription agreements

Net Income for Period


                                                                  ---------------            ---------------
                                                                       40,361,513            $        40,363
                                                                  ===============            ===============

(Continued)


                           Consolidated Condensed Statement of Stockholders' Equity
                                                     31-Mar-06
                                                     Unaudited
                                                    (Continued)
                                                          Common Stock
                                                          ------------------------------------------------------
                                                                                                                             Total
                                                       Additional  Shares   Shares                   Stock       Accum-     Stock-
                                                        Paid In     To be    To be    Deferrred       Sub        ulated     holders'
                                                        Capital    Issued  Returned  Compensation  Receivable    Deficit     Equity
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2004                             $4,844,385  $1,473  $      -  $  (199,150)  $ (59,880)  $(4,595,945) $ 24,774
                                                       ==========  ======  ========  ============  ==========  ============ ========



Issuance of stock
for equity line                                            (1,165)             (385)                                     -       (6)

Issuance of stock
for inducement                                            322,135   (410)                                                    322,535

Issuance of stock
for cash                                                        -   (264)                                  -             -         0

Beneficial Conversion                                     754,238      -                                   -             -   754,238

Exercise of Puts                                        1,348,696                                                        - 1,348,696

Conversion on convertible debentures                       56,472      -                                   -             -    56,539

Stock Issued for Services                                 436,000   (750)                127,297           -             -   563,647

Re-issuance of stock as
registered.                                                     -      -     (1,420)                                     -         0

Issuance of stock warrants                                341,238      -                                   -             -   341,238

Reduction in stock subscription receivable, pre merger    (59,880)                                    59,880                       0

Issuance of Stock Subscription Agreements                 188,105  1,794                            (189,900)                    (1)



Net Loss for Period .                                           -      -                                   - (6,265,924) (6,265,924)
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2005
                                                       $8,230,224  $1,843  $(1,805)  $ (71,853) $(189,900) $(10,861,869)$(2,854,264)
                                                       ==========  ======  ========  ============  ==========  ============ ========


Beneficial Conversion                                      37,411                                                             37,411

Exercise of Warrants                                        1,880                                                              2,000

Conversion on convertible debentures                      242,270                                                            244,143

Shares returned to Company                                                     726                                                 0

Issuance of Stock for Services                             55,950     300                 48,418                         1   104,669

Payment received for stock subscription agreements                                                    189,900                189,900

Net Income for Period                                                                                               194,380  194,380

                                                       ----------  ------  --------  ------------  ----------  ------------ --------
                                                       $8,567,735  $2,143  $(1,079)  $   (23,435)  $     - $(10,667,488)$(2,081,761)
                                                       ==========  ======  ========  ============  ==========  ============ ========

                          NEWAVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION:
-------------
Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. On December 24, 2003, the Company entered into an Agreement and Plan of Reorganization with NeWave, Inc. a Nevada corporation, pursuant to which the Company agreed that NeWave, Inc. would become the wholly-owned subsidiary subject to the parties to the Agreement meeting certain conditions. The parties to the Agreement satisfied the required conditions to close on January 15, 2004, including transfer of all funds. On January 15, 2004, all outstanding shares of Utah Clay Technology, Inc. common stock were acquired by NeWave, Inc. The purchase price consisted of $150,000 and the assumption of $165,000 in convertible debt for 576,968 shares of NeWave, Inc. dba Onlinesupplier.com's common stock. Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitalization of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave d/b/a Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave d/b/a Onlinesupplier.com was the operating company. Effective February 11, 2004 the Company changed its name from Utah Clay Technology, Inc. to NeWave, Inc. The Company offers a comprehensive line of products and services at wholesale prices through an online club membership. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce.

BASIS  OF  ACCOUNTING:
----------------------
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

RECLASSIFICATION  OF  COST  OF  SALES  AND  OPERATING  EXPENSES:
----------------------------------------------------------------
In the accompanying condensed statement of operations, all of the Company's operating expenses have been classified as cost of sales, advertising expense, salary expense, and other operating expense. This basis of presentation is different than in prior reports, and all prior period amounts have been changed to comply with the current period classification.

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

The Company has incurred a cumulative net loss of $10,861,869 since inception. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through cash generated from operations, and, if necessary and available, private funding and funding from officers of the Company.

INCOME  TAXES:
--------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE:
-------------------------------------------
Basic and diluted loss per share is computed on the basis on the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under common stock warrant agreements and convertible debt agreements. For the period ended March 31, 2005 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in that period. At March 31, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share.


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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
----------------------------------------
Statement of financial accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimation of fair value.

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


REVENUE  RECOGNITION:
---------------------
The Company has three primary revenue streams: membership fees earned from web hosting and other web-based services provided to the Company's customers, upsale of services provided by affiliated service providers, and revenue generated from sale of our customer information or by sharing the revenues generated from contacting the Company's customer with third parties. Other sources of revenue include advertising income, commissions earned from referrals to affiliated credit card processing service providers and lastly, product sales from the Company's online store. The Company does not provide multiple deliverables to its customers as described in EITF 00-21. Instead, the Company generally uses one revenue stream to develop potential revenues from another source, not from the same source. As such, the Company does not anticipate that the adoption of EITF 00-21 has a material effect on the financial statements.

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $1.85 and $9.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option that the Company will continue to bill the customer on a monthly basis until they cancel their account. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses the Company's internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. On a historical basis, the Company's affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

ADVERTISING  COSTS
------------------

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with the Company's advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company's products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company's products and services. At March 31, 2006, and March 31, 2005, capitalized direct-response advertising costs of $890,806 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $1,106,616 and $733,651 For the three months ended March 31, 2006, and March 31, 2005.

DISCONTINUED OPERATIONS
-----------------------
In April, 2004, the Company organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers. The Company organized its subsidiary, Auction Liquidator, Inc., in September 2004 and Auction Liquidator began to generate immaterial revenues in October 2004. During 2005, management decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the financial statements.


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

                                             March 31,2006     December 31, 2005
                                             -------------     -----------------
Deferred  tax  assets
     Net  operating  loss carryforwards      $ 13,260,800      $ 13,455,180
     Valuation allowance                      (13,260,800)      (13,455,180)
                                             -------------     -------------
     Net  deferred  tax  assets              $         0       $          0
                                             =============     =============

At March 31, 2006, the Company had net operating loss carryforwards of approximately 13,260,800 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred cumulative net losses of $10,861,869 since its inception. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance the continued operations for the next year through cash generated from operations, and if necessary, private funding and funding from the officers of the Company.

NOTE  4  -  ACCOUNTS  RECEIVABLE

As  of March 31,  2006,  accounts  receivable,  consists  of the following:


Accounts  Receivable
     Impact  Legal                  $284,482
     Platinum  Values                 72,256
     Misc.  Receivables              334,123
                                    --------
                                    $690,861
                                    ========

NOTE  5  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

As of March 31, 2006, accounts payable and accrued expenses, consists of the following:

Accounts  Payable  and  Accrued  Expenses             $1,011,140
Accrued  Payroll  and  Payroll  Taxes                    185,260
Accrued Interest                                          95,702
                                                      ----------
                                                      $1,292,102
                                                      ==========

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

NOTES  PAYABLE  -  RELATED  PARTIES:
-----------------------------------
At March 31, 2006, the Company had Notes Payable to two majority shareholders for $25,000 each for a total of $50,000. Each note is unsecured, due on demand, and bears interest at a rate of 12%. See Note 7 for further information regarding convertible notes payable to related parties.


NOTE  7  -  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES:
------------------------

On January 5, 2004, the Company issued $125,000 worth of 6%, 5-year Term, Convertible Debentures to a minority shareholder. During the three months ended March 31, 2006, $6,590 of the total debenture amount was converted into 49,000 shares of common stock, and $15,000 of the total debenture was repaid. At March 31, 2006, $103,410 was outstanding for this debenture.

On January 15, 2004, the Company issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the three months ended March 31, 2006, $83,068 of the total debenture amount was converted into 655,950 shares of common stock. At March 31, 2006, $166,933 was outstanding for this debenture.

On January 19, 2004, the Company issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the three months ended March 31, 2006, $41,775 of the total debenture amount was converted into 281,480 shares of common stock, and $48,500 of the total debenture was repaid. At March 31, 2006, $214,725 was outstanding for this debenture.

On January 25, 2004, the Company issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. At March 31, 2006, $44,500 was outstanding for this debenture.

On January 25, 2004, the Company issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the three months ended March 31, 2006, the entire $50,000 of this debenture was converted into 398,150 shares of common stock. At March 31, 2006, this debenture was fully repaid.

On March 3, 2004, the Company issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. At March 31, 2006, $28,000 was outstanding for this debenture.

On April 1, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. During the three months ended March 31, 2006, $34,536 of this debenture was converted into 287,801 shares of common stock. At March 31, 2006, this debenture was fully repaid.

On April 1, 2004, the Company issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. During the three months ended March 31, 2006, $23,000 of this debenture was converted into 170,370 shares of common stock. At March 31, 2006, $67,000 was outstanding for this debenture.

On May 5, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of the Company's common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. During the three months ended March 31, 2006, $5,175 of this debenture was converted into 30,000 shares of common stock. At March 31, 2006, $84,825 was outstanding for this debenture.

On May 5, 2004, the Company issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. At March 31, 2006, $90,000 was outstanding for this debenture.

On July 9, 2004, the Company issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of common shares at an exercise price at $1.17 per share. These warrants were valued at $127,126. At March 31, 2006, $180,000 was outstanding for this debenture.

On August 15, 2004, the Company issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of common shares at an exercise price at $1.03 per share. These warrants were valued at $74,843. At March 31, 2006, $144,000 was outstanding for this debenture.

On August 15, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of common shares at an exercise price at $1.03 per share. These warrants were valued at $31,185. During the three months ended March 31, 2006, $53,000 of this debenture was repaid, and $7,000 of this debenture was forgiven. At March 31, 2006, this debenture was fully repaid.

On September 25, 2004, the Company issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $140,130. At March 31, 2006, $222,000 was outstanding for this debenture.

On September 25, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $37,873. At March 31, 2006, $60,000 was outstanding for this debenture.

On October 25, 2004, the Company issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of common shares at an exercise price at $1.53 per share. These warrants were valued at $37,840. At March 31, 2006, $60,000 was outstanding for this debenture.

On November 11, 2004, the Company issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $168,254. At March 31, 2006, $162,000 was outstanding for this debenture.

On December 28, 2004, the Company issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $200,010. During the three months ended March 31, 2006, $49,500 of this debenture was repaid. At March 31, 2006, $190,500 was outstanding for this debenture.

The Debentures pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company pays interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement.

The principal amount of the Debentures are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. These Debentures are full recourse loans being made by the Holder and the Company is liable for any deficiency.

Effective November 1, 2005, the Company entered into a Convertible Debenture agreement with a majority shareholder to issue $180,000 worth of 5% interest bearing, 5-year Term, Convertible Debentures at a discount of $178,200. The debentures are convertible into shares of the Company's common stock at a price equal to the lesser of; (i) seventy-five percent (75%) of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five (5) days immediately preceding the date of the of debenture agreement. At March 31, 2006, $180,000 was outstanding for this debenture.

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent (75%) of the average of the lowest closing bid price during fifteen (15) immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty (20) days immediately preceding the closing date of the debenture agreement. At March 31, 2006, $1,784,239 was outstanding for this debenture.

Amortization of the debt discount on all convertible debentures outstanding as of March 31, 2006 amounted to $186,452 and $64,734 for the three months ended March 31, 2006 and 2005, and is included in interest expense on the consolidated condensed statement of operations.



As of March 31, 2006, Convertible Debentures of $2,848,903 remained outstanding and are comprised of the following components:


Convertible  Debentures
     Convertible  debentures  issued  at  face  value     $3,782,132
     Unamortized  debt  discounts                           (307,168)
     Unamortized  warrants  to  purchase  common  stock     (626,061)
                                                          -----------
                                                          $2,848,903
                                                          ===========


CONVERTIBLE  PROMISSORY  NOTES:
-------------------------------

On September 16, 2005, the Company issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and $162,752 was repaid during 2005, and the remaining $29,248 was outstanding at December 31, 2005. This amount was due and payable on March 15, 2006, and was repaid on March 1, 2006.

On September 30, 2005, the Company issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006. On March 1, 2006, we repaid $210,000 of this note. On March 30, 2006, we repaid the remaining balance of $66,000.

On October 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, LP, in the amount of $30,000, at a discount of $5,000. The Note has a 0% interest rate and is due and payable on April 11, 2006, and was repaid on March 30, 2006.

On January 6, 2006, the Company issued a convertible promissory note of $20,000 to an unrelated party. The promissory note matures on January 6, 2007. The Holder, at their option, shall have the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the promissory note can convert the face value of the debenture into shares of common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 200,000 shares of common stock, whichever results in the greater value to the Holder. At March 31, 2006, $20,000 was outstanding for this debenture.


On January 9, 2006, the Company issued a convertible promissory note of $48,000 to an unrelated party. The promissory note matures on January 9, 2007. The Holder, at their option, shall have the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the promissory note can convert the face value of the debenture into shares of common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 480,000 shares of common stock, whichever results in the greater value to the Holder. At March 31, 2006, $48,000 was outstanding for this debenture.

Amortization of the debt discount on all convertible promissory notes amounted to $39,250 and zero for the three months ended March 31, 2006 and March 31, 2005. This amortization is included in interest expense on the consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible promissory notes issued during the three months ended March 31, 2006 and March 31, 2005 amounted to $37,411 and zero, and is included in interest expense on the consolidated condensed statement of operations.

The principal amounts of these Promissory Notes are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. The Promissory Notes are full recourse loans being made by the Holder. The Company is liable for any deficiency.

As of March 31, 2006, Notes Payable of $118,000 remained outstanding and are comprised of the following components:

Notes Payable
     Promissory notes issued at face value            $   68,000
     Notes payable to majority shareholders               50,000
                                                     -----------
                                                      $  118,000
                                                     ===========

NOTE  8  -  CAPITAL  STOCK

COMMON  STOCK
-------------
In January 2004, the Company increased the number of authorized shares of common stock to 100,000,000.

The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this forward stock split.

During the three months ended March 31, 2006, the outstanding shares of common stock were changed by the following:

- The Company issued 120,000 shares to a minority shareholder due to the exercise of a warrant.

- The Company issued 1,823,251 shares of common stock to majority shareholders upon the conversion of $237,554 in convertible debentures dated January 15, 2004, January 19, 2004, January 25, 2004, April 1, 2004, May 5, 2004, and December 28, 2004. The shares were valued at 75% of the lowest closing bid price in the fifteen days prior to execution of the conversion.

- The Company issued 49,000 shares of common stock to a minority shareholder upon the conversion of $6,589 in convertible debentures dated January 6, 2004 bid price in the fifteen days prior to execution of the conversion.

- The Company agreed to issue 300,000 shares to an unrelated party for consulting services.

- Two shareholders returned to the Company share certificates comprising 725,371 shares of common stock that were previously issued.

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At March 31, 2005, the total amount of outstanding convertible debentures was $2,237,211, which could have been converted into 1,988,632 shares of common stock, based on the closing price of common stock on March 31, 2005. At March 31, 2006, the total amount of outstanding convertible debentures was $3,850,132, which might be converted into 21,691,842 shares of common stock, based on the convertible debt agreements and the closing price of common stock on March 31, 2006. At March 31, 2006, there were 4,028,750 warrants outstanding that were eligible for conversion into shares of common stock.

WARRANT ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND SUMMARY OF OUTSTANDING WARRANTS
----------------------------------------------------------------------------
Warrants to Purchase Common Stock:

During the three months ended March 31, 2006, the Board of Directors did not approve the issuance of any warrants to purchase common stock. During the three months ended March 31, 2006, 120,000 warrants to purchase common shares were exercised.

A summary of common stock warrant activity for 2006 and 2005 is as follows:



                                            Weighted-                 Weighted-
                                Number of   Average                   Average
                                Warrants    Exercise    Warrants      Exercise
                                            Price       Exercisable   Price
Outstanding, December 31, 2004
                                4,020,000   $     1.23    4,020,000   $     1.23
  Granted                         878,750   $     0.67       128750       0.0594
    Exercised                           0   $        -            0
                                ----------
Outstanding, December 31, 2005
                                4,898,750   $     1.13    4,148,750   $     1.19
    Granted
    Exercised                     (120000)  $    0.017      (120000)

Outstanding, March 31, 2006     ---------                 ----------
                                4,778,750   $     1.16    4,028,750   $     1.23

At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractural life is as follows:

                                                                                                Warrants           Exercisable
                                     Outstanding      Weighted Average   Average Remaining                      Weighted Average
Range of Warrant Exercise Price   Number of Warrants   Exercise Price    Contractural Life  Number of Warrants   Exercise Price

..06-1.53                              4,778,750       $       1.16              3.4             4,028,750       $           1.23


NOTE  9  -  FINANCIAL  ACCOUNTING  DEVELOPMENTS

Recently  issued  Accounting  Pronouncements
---------------------------------------------

In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on the Company's financial position and results of operations.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. Management does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

NOTE 10 - COMMITMENTS

COMMITMENTS
-----------
Minimum future rental payments under non-cancelable operating leases as of March 31, 2006 for each of the next five years and in the aggregate are as follows:


2006.  $140,778
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $578,754
       ========

In February 2005, the Company entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to the Company's customers. The Company agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of the Company's customers' web stores. The Company's Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. The
Company  intends  to  renegotiate  and  extend  the  terms  of  this  agreement.

The Company entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. All payments are current as of March 31, 2006.

The Company entered into a consulting agreement for ecommerce business consulting services with Olive Tree Holdings, effective January 1, 2006. The term of the agreement was for 12 months at $23,667 per month. All payments are current as of March 31, 2006.


NOTE 11 - RELATED PARTY TRANSACTIONS

On February 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. The Company issued 37,500 shares to the Holder as an inducement to provide financing. The shares were valued at $40,219.

In February 2005, the Company entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to the Company's customers. The Company agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of the Company's customers' web stores. The Company's Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. The
Company  intends  to  renegotiate  and  extend  the  terms  of  this  agreement.

On April 18, 2005, the Company issued $132,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The
Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. The Company issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968.

On May 20, 2005, the Company issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500.

On June 2, 2005, the Company issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700.

On July 22, 2005, the Company issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925.

The Company awarded seven hundred and fifty thousand warrants to the Company's Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $0.10 per share.

On August 4, 2005, the Company issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937.

On August 17, 2005, the Company issued a $247,200 non-interest bearing Convertible Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975.

On August 18 2005, the Company issued $221,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $37,000, to eFund Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125.

On August 18 2005, the Company issued $84,000 of non-interest bearing Convertible Promissory Notes, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375.

On September 16, 2005, the Company issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. The Company issued 50,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. This note was repaid in full on March 1, 2006.

On September 30, 2005, the Company issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. The Company issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. The Company repaid $210,000 of this note on March 1, 2006.

On  October  11,  2005,  the  Company  issued  a  $30,000  non-interest  bearing
Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. The Company issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000.

The Company entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. The Company made no payments on the agreement during the year ended December 31, 2005. The Company is current on this agreement through March 31, 2006

Effective November 1, 2005, the Company to issued a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement.

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

NOTE  12  -  SUBSEQUENT  EVENTS

On April 27, 2006, the Company paid a total of $277,314 in principal notes due to several institutional investors with cash generated from operations.

On April 27, 2006, The Company paid the remaining balance of $190,500 on its Promissory Note with Dutchess Private Equities Fund, L.P. dated December 28, 2004. The Company paid $9,000 on its Convertible Debenture with Dominic Bohnett dated January 6, 2004. As of April 27, 2006, this Debenture has a remaining balance of $65,381. The Company paid $72,750 on its Convertible Debenture with eFund Capital Partners dated January 15, 2004. As of April 27, 2006, this debenture now has a remaining balance of $62,542. The Company paid $5,064 on its Convertible Debenture with Dutchess Private Equities Fund, L.P. dated September 25, 2004. As of April 27, 2006, this Debenture has a remaining balance of $216,936.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed in our 10-KSB for the year ended December 31, 2005 and from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004.

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

Revenues

We generated net revenues of $3,932,343 for the three months ended March 31, 2006, as compared to $1,258,616 for the three months ended March 31, 2005, an increase of 212%. Our revenues are derived from three primary sources, - membership revenue, upsell revenue, and lead revenue.

The following summarizes our revenue:

                                                   For the three months ended
                                                 -------------------------------
                                                    March 31         March 31
                                                      2006             2005
                                                 --------------   --------------
REVENUE:
Membership Revenue                               $   3,307,623    $     879,941
Upsell Revenue                                         210,521          237,904
Lead Revenue                                           388,827           65,317
Other Revenue                                           25,372           75,454
                                                --------------   --------------

Total Revenue                                    $   3,932,343    $   1,258,616
                                                --------------   --------------


Membership revenue is our largest source of revenue, and comprised 84% and 70% of total revenue for the three months ended March 31, 2006 and 2005, respectively. The increase in membership revenue is due to a significant increase in new members acquired during the quarter ended March 31, 2006. The number of new members increased from approximately 16,000 in the quarter ended March 31, 2005 to approximately 91,000 in the quarter ended March 31, 2006. The increase in new members reflects the success of our initiatives to emphasize the internet as our preferred method of allowing our customers to activate a trial for our products. Revenue did not grow as rapidly as the increase in new members because approximately 47% of our new members in the current period were acquired during the month of March 2006, and we do not earn significant revenue from new members during the month that the trial period starts.

Upsell revenue declined 11% from the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 because the prior year quarter included revenue of approximately $200,000 from one customer who is no longer a customer of the Company. We are currently offering three primary upsell offers, and none of the three we currently offer comprise more than 50% of our total upsell revenue.

Lead revenue increased by 498% because of an increase in our activations and because we initiated a new program at the beginning of 2006 to increase our focus on selling extended business coaching products and services to our members.

Costs of Sales

We incurred costs of sales of $687,575 (17.5% of revenue) for the quarter ended March 31, 2006, as compared to $182,924 (14.5% of revenue) for the quarter ended March 31, 2005 because we began to distribute a welcome kit to all new customers beginning in the second quarter of 2005. Also, we have incurred higher merchant fees associated with the processing of credit card transactions because a higher percentage of sales in 2006 have been paid via credit cards versus automated clearing (ACH) of checking account information. We terminated the use of the ACH method of payment for new customers in the third quarter of 2005 because of an unacceptable collection rate related to this type of payment method.

Operating Expenses

Operating expenses were comprised of the following:
For the three months ended
                                                -------------------------------
                                                   March 31         March 31
                                                     2006             2005
                                                --------------   --------------


EXPENSES:
Salaries                                               533,213          749,048
Advertising                                          1,106,616          733,651
Other Expenses                                       1,070,352          755,424

                                                --------------   --------------

Total Operating Expenses                             2,710,181        2,238,123

Salaries declined by 29% from the year earlier period due to our focus on utilizing the internet as the primary method for our customers to activate their trial subscriptions. Consequently, we reduced the size of our sales staff late in the fourth quarter of 2005. Our total headcount at March 31, 2006 was 60, as compared to 144 as of March 31, 2005.

Advertising expense increased 51% from the prior year period because of the increase in the number of new members acquired during the three months ended March 31, 2006. Advertising expense did not increase on a pro-rata basis with sales because our cost per customer acquired has decreased and because of the impact of capitalization and amortization of certain advertising costs. We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services. At March 31, 2006, and March 31, 2005, capitalized direct-response advertising costs of $890,086 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets.

Other expenses increased 42% from the prior year period, at a lower rate than the increase in sales, because certain of the expenses in this category do not change significantly because of changes in revenue. Included in other expenses are expenses related to our facility, professional fees, depreciation, insurance, and investor relations. During the quarter ended March 31, 2006, we recorded an estimated expense of $263,000 for executive compensation for our Chief Executive Officer and a consultant who assists our Chief Executive Officer on strategic planning and new product development. We are currently negotiating an executive compensation agreement with these two individuals.

Interest expense was $340,207 and $129,049 for the three months ended March 31, 2006 and 2005. The increase is attributable to higher debt levels in 2006 as compared to 2005 and because we repaid or converted certain debt prior to its scheduled maturity. Our debt increased from $2,412,211 at March 31, 2005 to $3,900,132 at March 31, 2006. Also, during the quarter, we repaid and converted a total of $745,391 of debt, $556,576 of which was repaid or converted prior to its maturity date, which resulted in an additional charge to interest expense to accelerate the associated amortization of debt discounts.

Net Income (Loss)
-----------------

We had a net income of $194,380 for the three months ended March 31, 2006 as compared to a net loss of $1,294,180 for the three months ended March 31, 2005.

Basic and Diluted Loss Per Share
--------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2006 was ($.00) as compared to ($0.04) for the three months ended March 31, 2005. For the period ended March 31, 2005, our common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to our net loss in that period. At March 31, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share. For the quarter ended March 31, 2006, the weighted average number of common shares outstanding was 39,445,891. The fully diluted weighted average number of common shares outstanding was 66,143,150.

Liquidity and Capital Resources
-------------------------------

For the quarter ended March 31, 2006, we generated $689,285 in cash from operations. We also issued convertible debt of $68,000 and received $189,900 in cash for stock subscriptions sold in December 2005 and collected in January 2006. During the quarter, we repaid $501,248 of debt and purchased approximately $11,000 of capital equipment. The net increase in cash during the quarter was $436,512. For the last two quarters, we have achieved positive cash flow. Prior to these two quarters, we issued convertible debt in order to provide sufficient cash to fund operations. Even though we have generated positive cash flow for only two quarters, we believe we will continue to generate positive cash flow for the balance of 2006 and will be able to continue to reduce our outstanding debt.

Financing activities
--------------------

During the three months ended March 31, 2006, we have issued short term promissory notes for a total of $68,000 to help fund our future growth. These promissory notes are more fully discussed in Part II, Item 2 of this Form 10-KSB.

Subsidiaries
------------

As of March 31, 2006, we have two subsidiaries, Onlinesupplier.com, Inc and Auction Liquidator, Inc. We ceased operations at Auction Liquidator in 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 6, 2006, we issued a convertible promissory note of $20,000 to an unrelated party. The promissory note matures on January 6, 2007. The Holder, at its option, has the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the debenture can convert the face value of the debenture into shares of our common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 200,000 shares of our common stock, whichever results in the greater value to the Holder.

On January 9, 2006, we issued a convertible promissory note of $48,000 to an unrelated party. The promissory note matures on January 6, 2007. The Holder, at its option, has the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the debenture can convert the face value of the debenture into shares of our common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 480,000 shares of our common stock, whichever results in the greater value to the Holder.

On February 7, 2006, we entered into an agreement with Seacoast Financial LLC, whereby, in exchange for consulting services, we agreed to issue 300,000 shares of our common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of 2006.

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

3.4 By-laws (included as Exhibit 3.(ii) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

4.1 Certificate of Designation of Series C Convertible Preferred Stock (included as Exhibit 4.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

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

4.35 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated April 12, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.36 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated May 20, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.37 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated June 2, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

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

4.50 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 11, 2005 (included as Exhibit 4.50 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.51 Stock Subscription Agreement between the Company and Gary D. Elliston, dated December 22, 2005, (included as Exhibit 4.51 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.52 Stock Subscription Agreement between the Company and Cliff M. Holloway, dated December 22, 2005, (included as Exhibit 4.52 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.53 Stock Subscription Agreement between the Company and John C. Boutwell, Jr, dated December 22, 2005, (included as Exhibit 4.53 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.54 Stock Subscription Agreement between the Company and Mr. and Mrs. Jack B. Manning, dated December 22, 2005, (included as Exhibit 4.54 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.55 Stock Subscription Agreement between the Company and Stephen Moore, dated December 22, 2005, (included as Exhibit 4.55 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.56 Stock Subscription Agreement between the Company and Monte L. Roach, dated December 22, 2005, (included as Exhibit 4.56 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.57 Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006, and filed herewith.

4.58 Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006, and filed herewith.

4.59 Convertible Promissory Notes between the Company and Wakelin McNeel, dated January 6, 2006, and filed herewith.

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

10.32 Corporate Consulting Agreement between the Company and Olive Tree LLC dated June 28, 2005, as amended on October 25, 2005, October 31, 2005, and January 4, 2006, (included as Exhibit 10.32 to the Form 10-KSB filed March 21 2006, and incorporated herein by reference).

10.33 Corporate Consulting Agreement between the Company and SeaCoast Financial LLC, dated February 7, 2006, and filed herewith.

14.1 Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1  List  of  Subsidiaries

23.1 Consent of Michael Johnson and Company, LLC Independent Auditors (included as Exhibit 23.1 to the Form 10-KSB filed March 21, 2006, and incorporated herein by reference).

23.2 Report of Independent Registered Public Accounting Firm regarding the audit of Newave, Inc. for the year ended December 31, 2004, (included as Exhibit 23.2 to the Form 10-KSB filed March 21, 2006, and incorporated herein by reference).

23.3 Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed March 21, 2006, (included as Exhibit 23.3 to the Form 10-KSB filed March
21, 2006,  and  incorporated  herein  by  reference).

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



Date:  May 8,  2006           NeWave,  Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive Officer


Dated:  May 8, 2006
                                 /s/  Paul Daniel
                                 -----------------
                                 Paul Daniel
                                 Chief Financial Officer and
                                 Principal Accounting Officer