Form 10QSB
period 2006-06-30
Commerce Planet
filed 2006-08-02
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 333-34308

                              COMMERCE PLANET, INC.
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

                                 805-964-9126
                                 --------------
                           (Issuer's telephone number)



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

As of June 30, 2006, the Issuer had 45,576,815 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         COMMERCE PLANET, INC. AND SUBSIDIARIES

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

Item 3.  Defaults  Upon  Senior  Securities.                                27

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       27

Item 5.  Other  Information.                                                27

Item 6.  Exhibits  and  Reports  on  Form  8-K.                             28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             COMMERCE PLANET, INC.
          (FORMERLY NEWAVE, INC., FORMERLY UTAH CLAY TECHNOLOGY, INC.)
                              FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Commerce Planet, Inc.
(formerly NeWave, Inc.)
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Commerce Planet, Inc. (formerly NeWave, Inc.) as of June 30, 2006, and the related consolidated statement of operations for the three and six month period ended June 30, 2006, stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


Jaspers + Hall, PC
Denver, CO
July 31, 2006


                                COMMERCE PLANET, INC.
                            CONSOLIDATED INCOME STATEMENT
                                       Unaudited

                                    For the three months ended      For the six months ended
                                    --------------------------     --------------------------
                                      June 30       June 30          June 30       June 30
                                        2006          2005             2006          2005
                                    ------------  ------------     ------------  ------------
REVENUE:
Membership Revenue                  $  5,790,953  $  1,544,963     $  9,098,576  $  2,424,904
Upsell Revenue                           314,749       298,791          525,270       536,695
Lead Revenue                             577,986        26,130          966,813        91,447
Other Revenue                            403,130       114,748          428,503       190,202
                                    ------------  ------------     ------------  ------------

Total Revenue                          7,086,818     1,984,632       11,019,161     3,243,248
                                    ------------  ------------     ------------  ------------

Cost of Goods Sold                       991,971       489,121        1,679,546       589,630
                                    ------------  ------------     ------------  ------------

GROSS MARGIN                           6,094,847     1,495,511        9,339,615     2,653,618
                                    ------------  ------------     ------------  ------------

EXPENSES:
Salaries                                 626,521       736,790        1,159,734     1,485,838
Advertising                            1,819,819       923,508        2,925,435     1,657,159
Other Expenses                         1,172,919     1,237,702        2,243,271     2,075,541
                                    ------------  ------------     ------------  ------------

Total Operating Expenses               3,619,259     2,898,000        6,329,440     5,218,538
                                    ------------  ------------     ------------  ------------

Other Expense (Income)
Interest (Income)                        (10,102)                       (10,102)
Interest Expense                       1,025,573       583,893        1,365,780       712,942
                                    ------------  ------------     ------------  ------------
Total Other Income (Expense)           1,015,471       583,893        1,355,678       712,942
                                    ------------  ------------     ------------  ------------

INCOME(LOSS) BEFORE INCOME TAXES       1,460,117    (1,986,382)       1,654,497    (3,277,862)
                                    ------------  ------------     ------------  ------------

Provision for income taxes                    -             -                -             -
                                    ------------  ------------     ------------  ------------

NET INCOME (LOSS)                   $  1,460,117  $ (1,986,382)    $  1,654,497  $(3,277,862)
                                    ============  =============    ============  ============

BASIC NET INCOME(LOSS)
PER COMMON SHARE                    $       0.04  $      (0.06)    $       0.04  $     (0.09)
                                    ============  =============    ============  ============

DILUTED NET INCOME (LOSS)
PER SHARE                           $       0.03                   $       0.03
                                    ============  =============    ============  ============
BASIC WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING   43,493,514     34,106,478      41,448,053    34,854,288
                                    ============  =============    ============  ============
DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING   55,739,268                     53,693,807
                                    ============  =============    ============  ============

NUMBER OF COMMON SHARES OUTSTANDING   45,576,815     36,668,133      45,576,815    36,668,133
                                    ============  =============    ============  ============

See accompanying notes to financial statements


                               COMMERCE PLANET, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    Unaudited


                                                         June 30        December 31
                                                           2006             2005
                                                      --------------   --------------
ASSETS:
CURRENT ASSETS:
Cash                                                   $  1,856,344     $    253,856
Accounts Receivable                                         979,281          520,081
Allowance for Doubtful Accounts                            (405,000)        (265,000)
Other Receivables                                           594,576
Inventory                                                     2,590            2,590
Prepaid Expenses                                            735,078          388,587
                                                      --------------   --------------
Total Current Assets                                      3,762,869          900,114
                                                      --------------   --------------

FIXED ASSETS:
Equipment                                                   713,199          578,493
Furniture  & Fixtures                                        75,627           75,627
Computers & Software                                        258,467          240,677
Leasehold Improvements                                      103,124          103,124
                                                      --------------   --------------
Total Fixed Assets                                        1,150,417          997,921
Less: Accumulated Depreciation                             (377,194)        (292,311)
                                                      --------------   --------------
Net Fixed Assets                                            773,223          705,610
                                                      --------------   --------------

OTHER ASSETS:
Deposits .                                                   16,392           16,392
Intangibles                                                   7,000
                                                      --------------   --------------
Total Other Assets                                           23,392           16,392
                                                      --------------   --------------

TOTAL ASSETS                                              4,559,484        1,622,116
                                                      ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities                  1,730,947          710,364
Notes Payable                                                68,000          345,998
Deferred Revenue                                          1,054,894          336,000
                                                      --------------   --------------
Total current liabilities                                 2,853,841        1,392,362
                                                      --------------   --------------

LONG-TERM DEBT
Convertible Debentures - Long Term                        1,413,430        3,084,018
                                                      --------------   --------------
Total long-term debt                                      1,413,430        3,084,018

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
shares at $.001 par value, 45,576,815 shares issued
and outstanding at June 30, 2006                             45,577           39,096
Additional paid-in capital                                9,453,706        8,230,224
Preferred Shares to be issued                                     0                0
Shares to be issued                                             300            1,843
Shares to be returned                                             0          (1,805)
Deferred Compensation                                             0         (71,853)
Subscriptions receivable                                          0         (189,900)
Accumulated deficit                                      (9,207,370)     (10,861,869)
                                                      --------------   --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                        292,213      (2,854,264)
                                                      --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                          4,459,484        1,622,116
                                                      ==============   ==============

See accompanying notes to financial statements




                                                COMMERCE PLANET, INC.
                                    CONSOLIDATED Cash flow statement
                                                 Unaudited


                                                                                            For the six months ended
                                                                                         --------------------------------

                                                                                             June 30          June 30
                                                                                              2006              2005
                                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                        $   1,654,497     $  (3,277,862)
Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services                                                                      128,103           436,350
Depreciation and amortization                                                                   73,455            68,978
Debt Amortization                                                                        $   1,090,218                 -
Bad Debt Expense                                                                               140,000                 -
Debt conversion feature expense                                                                 37,411                 -
Debt inducement expense                                                                              -                 -
Conversion of Debenture                                                                     (1,091,814)                -
Issuance of Common Stock upon conversion of debentures                                       1,091,814                 -
Changes in Operating Assets/Liabilities
Accounts receivable                                                                           (459,200)           16,445
Other receivables                                                                                    -           642,181
Inventory                                                                                           (0)           51,280
Prepaid Expenses                                                                              (941,067)         (321,181)
Deposits                                                                                             -                 -
Deferred Revenue                                                                               718,894            79,654
Accounts payable and accruals                                                                1,020,583           110,936
                                                                                         --------------    --------------
NET CASH FLOWS GENERATED (USED) BY OPERATING ACTIVITIES                                      3,462,894        (2,193,219)
                                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      (159,496)         (350,198)

                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                                        (159,496)         (350,198)
                                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                          -                 -
Exercise of warrants                                                                           152,000                 -
Payments on Notes payable                                                                     (385,248)         (139,097)
Reduction in stock subscription receivable                                                     189,900                 -
Proceeds from long term debt - related party                                                                   1,050,848
Proceeds from notes payable & debentures                                                        68,000           622,892
Payment of long-term debt                                                                      (15,000)                -
Payment of long-term debt - related party                                                   (1,710,562)                -
Issuance of Common Stock                                                                                         880,944
                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                             (1,700,910)         2,415,597
                                                                                         --------------    --------------

NET INCREASE (DECREASE) IN CASH                                                              1,602,488          (127,820)
                                                                                         --------------    --------------

CASH AT BEGINNING OF PERIOD                                                                    253,856           210,361
                                                                                         --------------    --------------

CASH AT END OF PERIOD                                                                        1,856,344           82,541
                                                                                         ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                                                                         219,202           45,136
                                                                                         ==============      ===========
Cash paid for taxes                                                                      $         800                -
                                                                                         ==============      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services                                                                $     128,103       $  436,350

See accompanying notes to financial statements


                             Consolidated Condensed Statement of Stockholders' Equity
                                                    30-Jun-06
                                                    Unaudited
                                                                                 Common  Stock
                                                                  -----------------------------------------


                                                                                                   Par
                                                                       Shares                      0.001
                                                                  ---------------            ---------------
BALANCE, December 31, 2004                                             33,885,117            $        33,891
                                                                  ===============            ===============



Issuance of stock
for equity line                                                         1,550,000                      1,544

Issuance of stock
for inducement                                                            808,500                        810

Issuance of stock
for cash                                                                  264,000                        264

Beneficial Conversion                                                           -                          -

Exercise of Puts

Conversion on convertible debentures                                       66,516                         67

Stock Issued for Services                                               1,100,000                      1,100

Re-issuance of stock as
registered                                                              1,420,500                      1,420

Issuance of stock warrants                                                      -                          -

Reduction in stock subscription receivable, pre merger

Issuance of Stock Subscription Agreements                                       -



Net Loss for Period                                                             -                          -
                                                                  ---------------            ---------------

BALANCE, December 31, 2005
                                                                       39,094,633            $        39,096
                                                                  ===============            ===============


Beneficial Conversion

Exercise of Warrants                                                      587,210                        587

Conversion on convertible debentures                                    5,925,980                      5,925

Shares returned to Company                                             (1,805,371)                    (1,806)

Issuance of Stock for Services

Stock subscription agreements                                           1,774,363                      1,774

Net Income for Period


                                                                  ---------------            ---------------
BALANCE, June 30, 2006                                                 45,576,815            $        45,576
                                                                  ===============            ===============

(Continued)


                           Consolidated Condensed Statement of Stockholders' Equity
                                                     30-Jun-06
                                                     Unaudited
                                                    (Continued)
                                                          Common Stock
                                                          ------------------------------------------------------
                                                                                                                             Total
                                                       Additional  Shares   Shares                   Stock       Accum-     Stock-
                                                        Paid In     To be    To be    Deferrred       Sub        ulated     holders'
                                                        Capital    Issued  Returned  Compensation  Receivable    Deficit     Equity
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2004                             $4,844,385  $1,473  $      -  $  (199,150)  $ (59,880)  $(4,595,945) $ 24,774
                                                       ==========  ======  ========  ============  ==========  ============ ========



Issuance of stock
for equity line                                            (1,165)             (385)                                     -       (6)

Issuance of stock
for inducement                                            322,135   (410)                                                    322,535

Issuance of stock
for cash                                                        -   (264)                                  -             -         0

Beneficial Conversion                                     754,238      -                                   -             -   754,238

Exercise of Puts                                        1,348,696                                                        - 1,348,696

Conversion on convertible debentures                       56,472      -                                   -             -    56,539

Stock Issued for Services                                 436,000   (750)                127,297           -             -   563,647

Re-issuance of stock as
registered.                                                     -      -     (1,420)                                     -         0

Issuance of stock warrants                                341,238      -                                   -             -   341,238

Reduction in stock subscription receivable, pre merger    (59,880)                                    59,880                       0

Issuance of Stock Subscription Agreements                 188,105  1,794                            (189,900)                    (1)



Net Loss for Period .                                           -      -                                   - (6,265,924) (6,265,924)
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2005
                                                       $8,230,224  $1,843  $(1,805)  $ (71,853) $(189,900) $(10,861,869)$(2,854,264)
                                                       ==========  ======  ========  ============  ==========  ============ ========


Beneficial Conversion                                      37,411                                                             37,411

Exercise of Warrants                                      151,413                                                            152,000

Conversion on convertible debentures                      978,638                                                            984,563

Shares returned to Company                                                   1,805                                             1,805

Issuance of Stock for Services                             55,950     300                 71,853                             128,103

Payment received for stock subscription agreements                                                    189,900                189,900

Net Income for Period                                                                                            1,654,499 1,654,499

                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, June 30, 2006                                 $9,453,709  $ 300   $      1  $         -   $       -   $ (9,207,370)$292,213
                                                       ==========  ======  ========  ============  ==========  ============ ========

                      COMMERCE PLANET,INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

On June 1, 2006, the company acquired all of the assets, both fixed and Intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for our assumption of certain liabilities. On June 20, 2006 the Company established three wholly owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. These subsidiaries had no balances at June 30, 2006. Effective June 22, 2006 the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. The Company offers a comprehensive line of products and services at wholesale prices through an online club membership. Additionally, the Company creates, manages and maintains effective website solutions for eCommerce.

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

The Company incurred cumulative net losses of $10,861,869 as of December 31, 2005. As of June 30, 2006 net losses total $9,207,370. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance continuing operations with cash generated from operations, and if necessary, private funding and funding from the officers of the Company.

INCOME  TAXES:
--------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE:
-------------------------------------------
Basic and diluted loss per share is computed on the basis of the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under common stock warrant agreements and convertible debt agreements. For the period ended June 30, 2005 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in that period. At June 30 , 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share.


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

COMPREHENSIVE  INCOME:
----------------------
Statement of financial accounting standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

ACCOUNTS  RECEIVABLE:
---------------------
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed.

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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee of between $1.85 and $9.95 to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option that the Company will continue to bill the customer on a monthly basis until they cancel their account. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses the Company's internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. On a historical basis, the Company's affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

ADVERTISING  COSTS
------------------

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with the Company's advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company's products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company's products and services. At June 30, 2006, and June 30, 2005, capitalized direct-response advertising costs of $562,606 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $1,819,819 and $923,508 for the three months ended June 30, 2006, and June 30, 2005 and was $2,926,435 and $1,657,159 for the
six  months  year-to-date  ending  June 30, 2006 and June 30, 2005 respectively.

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

                                             June 30,2006     December 31, 2005
                                             -------------     -----------------
Deferred  tax  assets
     Net  operating  loss carryforwards      $  8,226,667      $ 10,881,164
     Valuation allowance                       (8,226,667)      (10,881,164)
                                             -------------     -------------
     Net  deferred  tax  assets              $         0       $          0
                                             =============     =============

At June 30, 2006, the Company had net operating loss carryforwards of approximately $11,800,683 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred cumulative net losses of $10,861,869 as of December 31, 2005. As of June 30, 2006 net losses total $9,207,370. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company plans to finance continuing operations with cash generated from operations, and if necessary, private funding and funding from the officers of the Company.

NOTE  4  -  ACCOUNTS  RECEIVABLE

As  of June 30,  2006,  accounts  receivable,  consists  of the following:


Accounts  Receivable
     Impact  Legal                  $284,482
     Platinum  Values                 72,256
     Misc.  Receivables              622,543
                                    --------
                                    $979,281
                                    ========

NOTE  5  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

As of June 30, 2006, accounts payable and accrued expenses, consists of the following:

Accounts  Payable  and  Accrued  Expenses             $1,012,645
Accrued  Payroll  and  Payroll  Taxes                    446,265
Accrued Interest                                          90,463
                                                      ----------
                                                      $1,549,373
                                                      ==========

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

NOTES  PAYABLE  -  RELATED  PARTIES:
-----------------------------------
At   June 30, 2006, the Company had Notes Payable to  majority shareholders for
$25,000. The note is unsecured, due on demand, and bears interest at a rate of 12%. See Note 7 for further information regarding convertible notes payable to related parties.


NOTE  7  -  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES:
------------------------

On January 5, 2004, the Company issued $125,000 worth of 6%, 5-year Term, Convertible Debentures to a minority shareholder. During the six months ended June 30, 2006, $95,000 of the total debenture amount was converted into 498,500 shares of common stock, and $30,000 of the total debenture was repaid. At June 30, 2006, this debenture was fully repaid.

On January 15, 2004, the Company issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the six months ended June 30, 2006, $83,068 of the total debenture amount was converted into 655,950 shares of common stock, and $166,933 of the total debenture was repaid. At June 30, 2006, this debenture was fully paid.

On January 19, 2004, the Company issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the six months ended June 30, 2006, $41,775 of the total debenture amount was converted into 281,480 shares of common stock, and $214,725 of the total debenture was repaid. At June 30, 2006, this debenture was fully repaid.

On January 25, 2004, the Company issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. At June 30, 2006, this debenture was fully paid.

On January 25, 2004, the Company issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. During the six months ended June 30, 2006, the entire $50,000 of this debenture was converted into 398,150 shares of common stock. At June 30, 2006, this debenture was fully repaid.

On March 3, 2004, the Company issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. At June 30, 2006, $28,000 was outstanding for this debenture.

On April 1, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. During the six months ended June 30, 2006, $34,536 of this debenture was converted into 287,801 shares of common stock. At June 30, 2006, this debenture was fully repaid.

On April 1, 2004, the Company issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. During the six months ended June 30, 2006, $23,000 of this debenture was converted into 170,370 shares of common stock and $67,000 of the debenture was repaid. At June 30, 2006, this debenture was fully repaid.

On May 5, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of the Company's common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. During the six months ended June 30, 2006, $5,175 of the debenture was converted into 30,000 shares of common stock and $13,400 of the debenture was repaid. At June 30, 2006, $71,425 was outstanding for this debenture.

On May 5, 2004, the Company issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. During the six months ended June 30, 2006, $90,000 of this debenture was repaid. At June 30, 2006 this debenture was fully repaid.

On July 9, 2004, the Company issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of common shares at an exercise price at $1.17 per share. These warrants were valued at $127,126. At June 30, 2006, $57,007 was outstanding for this debenture.

On August 15, 2004, the Company issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of common shares at an exercise price at $1.03 per share. These warrants were valued at $74,843. During the six months ended June 30, 2006, $146,052 of principle and interest were converted to 707,915 shares of common stock. At June 30, 2006, the debenture was fully repaid.

On August 15, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of common shares at an exercise price at $1.03 per share. These warrants were valued at $31,185. During the six months ended June 30, 2006, $53,000 of this debenture was repaid, and $7,000 of this debenture was forgiven. At June 30, 2006, this debenture was fully repaid.

On September 25, 2004, the Company issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $140,130. During the six months ended June 30, 2006, $71,714 of this debenture was converted to 347,621 share of common stock and $150,286 was repaid. At June 30, 2006 this debenture was fully repaid.

On September 25, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $37,873. During the six months ended June 30, 2006, $60,000 was repaid on this debenture At June 30, 2006, this debenture was fully repaid.

On October 25, 2004, the Company issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of common shares at an exercise price at $1.53 per share. These warrants were valued at $37,840. At June 30, 2006, $47,705 was outstanding for this debenture.

On November 11, 2004, the Company issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $168,254. At March 31, 2006, $162,000 was outstanding for this debenture. At June 30, 2006, this debenture was fully repaid.

On December 28, 2004, the Company issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company's option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of common shares at an exercise price at $1.25 per share. These warrants were valued at $200,010. During the six months ended June 30, 2006, $240,000 of this debenture was repaid. At June 30, 2006, this debenture was fully repaid.

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

Effective November 1, 2005, the Company entered into a Convertible Debenture agreement with a majority shareholder to issue $180,000 worth of 5% interest bearing, 5-year Term, Convertible Debentures at a discount of $178,200. The debentures are convertible into shares of the Company's common stock at a price equal to the lesser of; (i) seventy-five percent (75%) of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five (5) days immediately preceding the date of the of debenture agreement. During the six months ended June 30, 2006, $132,400 of this debenture was repaid. At June 30, 2006, $47,600 was outstanding for this debenture.

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent (75%) of the average of the lowest closing bid price during fifteen (15) immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty (20) days immediately preceding the closing date of the debenture agreement. During the six months ending June 30, 2006, $606,418 of this debenture was repaid. At June 30, 2006, $1,177,821 was outstanding for this debenture.

Amortization of the debt discount on all convertible debentures outstanding as of June 30, 2006 amounted to $719,910 and $94,271 for the three months ended June 30, 2006 and 2005, and $906,302 and $159,005 for the six months ended June 30, 2006 and 2005. Debt discount amortization is included in interest expense on the consolidated condensed statement of operations.



As of June 30, 2006, Convertible Debentures of $1,413,431 remained outstanding and comprised of the following components:


Convertible  Debentures
     Convertible  debentures  issued  at  face  value     $1,520,150
     Unamortized  debt  discounts                            (53,287)
     Unamortized  warrants  to  purchase  common  stock      (53,432)
                                                          -----------
                                                          $1,413,431
                                                          ===========


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

On January 6, 2006, the Company issued a convertible promissory note of $20,000 to an unrelated party. The promissory note matures on January 6, 2007. The Holder, at their option, shall have the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the promissory note can convert the face value of the debenture into shares of common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 200,000 shares of common stock, whichever results in the greater value to the Holder. At June 30, 2006, $20,000 was outstanding for this debenture.


On January 9, 2006, the Company issued a convertible promissory note of $48,000 to an unrelated party. The promissory note matures on January 9, 2007. The Holder, at their option, shall have the right to receive 20% simple interest or convert the promissory note into shares of common stock. The holder of the promissory note can convert the face value of the debenture into shares of common stock at either (i) 70% of the market value of the stock on the day of conversion or (ii) 480,000 shares of common stock, whichever results in the greater value to the Holder. At June 30, 2006, $48,000 was outstanding for this debenture.

The debt discount on all convertible promissory notes has been fully amortized And no expense was recognized the three months ended June 30, 2006 or June 30, 2006. Amortization of debt discount for all convertible promissory notes Amounted to $39,250 and zero for the six months ended June 30, 2006 and June 30, 2005. This amortization is included in interest expense on the Consolidated condensed statement of operations. Beneficial conversion feature expense relating to the convertible promissory notes issued during the six months ended March 31, 2006 and March 31, 2005 amounted to $37,411 and zero, and is included in interest expense on the consolidated condensed statement of operations.

The principal amounts of these Promissory Notes are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. The Promissory Notes are full recourse loans being made by the Holder. The Company is liable for any deficiency.

As of June 30, 2006, Notes Payable of $93,000 remained outstanding and are comprised of the following components:

Notes Payable
     Promissory notes issued at face value            $   68,000
     Notes payable to majority shareholders               25,000
                                                     -----------
                                                      $   93,000
                                                     ===========

NOTE  8  -  CAPITAL  STOCK

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

During the three months ended June 30, 2006, the outstanding shares of common stock were changed by the following:

- The Company issued 467,210 shares to a minority shareholder due to the exercise of a warrant.

- The Company cancelled warrants to exercise 750,000 shares of common stock issued to employees who terminated employment during the quarter.

- The Company issued 3,603,729 shares of common stock to majority shareholders upon the conversion of $806,140 in convertible debentures dated January 19, 2004, July 7, 2004, August 18, 2004, and September 25, 2004. The shares were valued at75% of the lowest closing bid price in the fifteen days prior to execution of the conversion.

- The Company issued 449,500 shares of common stock to a minority shareholder upon the conversion of $88,410 in convertible debentures dated January 6, 2004 bid price in the fifteen days prior to execution of the conversion.

- 1,774,363 share of common stock were issued under subscription agreements at a purchase price of $189,900.

- Six shareholders returned to the Company share certificates comprising 1,080,000 shares of common stock that were previously issued.

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At June 30, 2006, the total amount of outstanding convertible debentures was $1,588,150, which could be converted into 6,535,912 shares of common stock, based on the convertible debt agreements and the closing price of common stock on June 30, 2006. At June 30, 2006, there were 5,709,842 warrants outstanding that were eligible for conversion into shares of common stock.

WARRANT ACTIVITY FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND SUMMARY OF OUTSTANDING WARRANTS
----------------------------------------------------------------------------
Warrants to Purchase Common Stock:

During the six months ended June 30, 2006, the Board of Directors approved the issuance of warrants to purchase common stock totaling 5,825,856 shares. Warrants to purchase common stock totaling 750,000 shares were cancelled and 587,210 warrants to purchase common shares were exercised during the six months ended June 30, 2006.

A summary of common stock warrant activity for 2006 and 2005 is as follows:



                                            Weighted-                 Weighted-
                                Number of   Average                   Average
                                Warrants    Exercise    Warrants      Exercise
                                            Price       Exercisable   Price
Outstanding, December 31, 2004
                                4,020,000   $     1.23    4,020,000   $     1.23
    Granted                       878,750   $     0.67      128,750         0.06
    Exercised                           0   $        -            0
                                ----------
Outstanding, December 31, 2005
                                4,898,750   $     1.13    4,148,750   $     1.19
    Granted                     5,825,856   $     0.06    2,148,302   $     0.02
    Cancelled                    (750,000)  $     0.78
    Exercised                    (587,210)  $     0.26     (587,210)  $     0.26

Outstanding, June 30, 2006     ---------                 ----------
                                9,387,396   $     0.55    5,709,842   $     0.85



At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                                                                                Warrants           Exercisable
                                     Outstanding      Weighted Average   Average Remaining                      Weighted Average
Range of Warrant Exercise Price   Number of Warrants   Exercise Price    Contractural Life  Number of Warrants   Exercise Price

..01-1.53                              9,387,396       $    0.55                3.2             5,709,842        $     0.85


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

NOTE 10 - COMMITMENTS

COMMITMENTS
-----------
Minimum future rental payments under non-cancelable operating leases as of June 30, 2006 for each of the next five years and in the aggregate are as follows:


2006.  $ 93,852
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $578,754
       ========

In February 2005, the Company entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to the Company's customers. The Company agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of the Company's customers' web stores. The Company's Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided to either party. The
Company  intends  to  renegotiate  and  extend  the  terms  of  this  agreement.

The Company entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. All payments are current as of June 30, 2006.

The Company entered into a consulting agreement for ecommerce business consulting services with Olive Tree Holdings, effective January 1, 2006. The term of the agreement was for 12 months at $23,667 per month. All payments are current as of June 30, 2006.


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

No subsequent events to discuss between June 30, 2006 and the filing of this report.

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

On January 30, 2004, the State of Utah recognized our name change to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com, on January 15, 2004. On May 18, 2006 the State of Utah recognized our name change to Commerce Planet, Inc.

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 31, 2005.

Revenues

We generated net revenues of $7,086,818 for the three months ended June 30, 2006, as compared to $1,984,632 for the three months ended June 30, 2005, an increase of 257.1%. Net revenues were $11,019,161 for the six months ended June 30, 2006, as compared to $3,243,248 for the six months ended June 30, 2005, an increase of 240.0%. Our revenues are derived from four primary sources, - membership revenue, upsell revenue, lead revenue and other revenue.

The following summarizes our revenue:

                      For the three months ended      For the six months ended
                      --------------------------     --------------------------
                         June 30       June 30          June 30       June 30
                          2006          2005             2006          2005
                      ------------  ------------     ------------  ------------
REVENUE:
Membership Revenue    $  5,790,953  $  1,544,963     $  9,098,576  $  2,424,904
Upsell Revenue             314,749       298,791          525,270       536,695
Lead Revenue               577,986        26,130          966,813        91,447
Other Revenue              403,130       114,748          428,503       190,202
                      ------------  ------------     ------------  ------------

Total Revenue         $  7,086,818  $  1,984,632     $ 11,019,161  $  3,243,248
                      ------------  ------------     ------------  ------------


Membership revenue is our largest source of revenue, and comprised 82.6% and 74.8% of total revenue for the six months ended June 30, 2006 and 2005, respectively. Membership revenues continue to increase due to a significant increase in new members acquired during the quarter ended June 30, 2006. The number of new members increased significantly over the quarter ended June 30, 2005 driving the increased membership revenues during the period. The increase in new members reflects the success of our initiatives to emphasize the internet as our preferred method of allowing our customers to activate a trial for our products.

Upsell revenue declined 2.1% during the six months ended June 30, 2006 as compared to the same period in 2005. The loss of revenue of approximately $200,000 from a single customer in the three months ended March 31, 2005 drove the decline but was partially offset by revenue growth in the three months ending June 30, 2006 over the same period in 2005. Three primary upsell offers generate our upsell revenue, and none of the three comprise more than 50% of our total upsell revenue.

Lead revenue increased by 957.2% during the six months ended June 30, 2006 due to an increase in our activations and the initiation of a new program at the beginning of 2006 to increase our focus on selling extended business coaching products and services to our members.

Costs of Sales

We incurred costs of sales of $1,679,546 (15.2% of revenue) for the six months ended June 30, 2006, as compared to $589,630 (18.2% of revenue) for the six months ended June 30, 2005. Cost of sales were a greater percentage of revenue in 2005 because we began to distribute a welcome kit to new customers beginning in the second quarter of 2005. Also, in 2006, we have achieved greater economies due to increasing volumes resulting in proportional savings across cost areas.

Operating Expenses

Operating expenses were comprised of the following:

                      For the three months ended      For the six months ended
                      --------------------------     --------------------------
                         June 30       June 30          June 30       June 30
                          2006          2005             2006          2005
                      ------------  ------------     ------------  ------------
EXPENSES:
Salaries              $    626,521  $    736,790     $  1,159,734  $  1,485,838
Advertising              1,819,819       923,508        2,925,435     1,657,159
Other Expenses           1,172,919     1,237,702        2,243,271     2,075,541
                      ------------  ------------     ------------  ------------

Total Op Exp          $  3,619,259  $  2,898,000     $  6,329,440  $  5,218,538
                      ------------  ------------     ------------  ------------


Salaries were 10.5% of revenue for the six months ended June 30, 2006 compared to 46% in the year earlier period due to our focus on utilizing the internet as the primary method for our customers to activate their trial subscriptions. We reduced the size of our sales staff late in the fourth quarter of 2005 in keeping with this strategy resulting in reduced salary costs.

Advertising expense increased 76.5% from the prior year period because of the increase in the number of new members acquired during the six months ended June 30, 2006. Advertising expense decreased on a pro-rata basis with sales to 26.5% of revenue compared to 51% in the prior year because our cost per customer acquired decreased and because of the impact of the capitalization and amortization of certain advertising costs. We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services. At June 30, 2006, and June 30, 2005, capitalized direct-response advertising costs of $562,606 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets.

Other expenses increased 8.1% over the prior year period for the six months ending June 30, 2006. Other expenses fell to 20.4% of revenue compared to 64% in the same period last year. Certain of the expenses in this category do not change significantly because of changes in revenue. Included in other expenses are expenses related to our facility, professional fees, depreciation, insurance, and investor relations. During the quarter ended March 31, 2006, we recorded an estimated expense of $263,000 and an additional $264,000 during the quarter ended June 30, 2006 for executive compensation for our Chief Executive Officer and a consultant who assists our Chief Executive Officer on strategic planning and new product development. An executive compensation agreement was finalized during this quarter for these to key executives.

Interest expense was $1,025,573 and $583,893 for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, interest expense totaled $1,365,780 and $712,942 respectively. The increase in interest expense is attributable to the repayment and conversion of certain debts prior to their scheduled maturities. Total debt for the period ending June 30, 2006 was $1,506,431 compared to $2,160,818 on June 30, 2005.

Net Income (Loss)
-----------------

Net income for the three months ending June 30, 2006 was $1,460,117 compared to a net loss of $1,986,382 for the three months ended June 30, 2005. For the six months ending June 30, 2006 net income totaled $1,654,497 compared to a net loss of $3,277,862 for the same period in 2005.

Basic and Diluted Income Per Share
--------------------------------

Our basic and diluted loss per share for the three months ended June 30, 2006 was $0.04 and $0.03 respectively. Basic and diluted loss per share for the three months ended June 30, 2005 was ($0.06). For the period ended June 30, 2005, our common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to our net loss in that period. At March 31, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share. For the quarter ended June 30, 2006, the weighted average number of common shares outstanding was 43,493,514. The fully diluted weighted average number of common shares outstanding was 55,739,268.

Liquidity and Capital Resources
-------------------------------

For the quarter ended June 30, 2006, we generated $2,773,609 in cash from operations. For the six months ended June 30, 2006 we generated $3,462,894 of cash from operations. During the six months ending June 30, 2006 we issued $68,000 in convertible debt, received $189,900 in cash for stock subscriptions sold in December 2005 and collected in January 2006, and received $152,000 from the exercise of warrants. During the same period, we repaid $2,110,810 of debt and made asset purchases of $159,496. The net increase in cash during the quarter ended June 30, 2006 was $1,165,956 and $1,602,488 for the six months ended June 30, 2006.

Financing activities
--------------------

During the three months ended June 30, 2006, we  did not issue  additional debt.

Subsidiaries
------------

As of June 30 2006, we have five subsidiaries, Onlinesupplier.com, Inc., Legacy Media, Inc., Consumer Loyalty Group, Inc., OS Imaging, Inc. and Auction Liquidator, Inc. We ceased operations of Auction Liquidator in 2005.

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter of 2006.

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

3.4 By-laws (included as Exhibit 3.(ii) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 18, 2006 (include as Exhibit 3.1 to the Form 8K filed June 8, 2006, and incorporated herein by reference).

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

10.33 Corporate Consulting Agreement between the Company and SeaCoast Financial LLC, dated February 7, 2006, and filed herewith.

10.34 Asset Purchase Agreement by and among the Company and Onesource Imaging, Miquel A. Vazquez and Joanie Vazquez dated June 1, 2006 (included as Exhibit
10.1  to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.35 General Assignment and Bill of Sale between the Company and Onesource Imaging, Inc., dated June 1, 2006 (included as Exhibit 10.2 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.36 Executive Employment Agreement between the Company and Miguel Vazquez, dated June 1, 2006 (included as Exhibit 10.3 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.37 Employment Offer Letter between the Company and Dave Foucar, dated June 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed June 21, 2006, and incorporated herein by reference).

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



Date:  August 2, 2006             Commerce Planet, Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive Officer


Dated:  August 2, 2006
                                 /s/  David Foucar
                                 -----------------
                                 David Foucar
                                 Chief Financial Officer and
                                 Principal Accounting Officer