Form 10QSB
period 2006-09-30
Commerce Planet
filed 2006-11-06
CIK 1028070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2006

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

As of September 30, 2006, the Issuer had 47,299,323 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         COMMERCE PLANET, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS

PART I.  FINANCIAL  INFORMATION
--------------------------------
Item 1.  Financial  Statements.                                           1-17

Item 2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.  17

Item 3.  Controls  and  Procedures.                                         20


PART II.  OTHER  INFORMATION
----------------------------
Item 1.  Legal  Proceedings.                                                21

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds.      21

Item 3.  Defaults  Upon  Senior  Securities.                                21

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       21

Item 5.  Other  Information.                                                21

Item 6.  Exhibits  and  Reports  on  Form  8-K.                             22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                COMMERCE PLANET, INC.
                            CONSOLIDATED INCOME STATEMENT
                                       Unaudited

                                    For the three months ended      For the nine months ended
                                    --------------------------     --------------------------
                                       Sept 30       Sept 30          Sept 30       Sept 30
                                        2006          2005             2006          2005
                                    ------------  ------------     ------------  ------------
REVENUE:
Membership Revenue                  $ 6,036,364  $  1,365,316     $ 15,134,940  $  3,790,220
Upsell Revenue                          544,961       169,904        1,070,231       706,599
Lead Revenue                            438,904       134,563        1,045,717       226,010
Fulfillment/Other Revenue               607,303       107,524        1,035,806       297,726
                                    ------------  ------------     ------------  ------------

Total Revenue                         7,627,533     1,777,307       18,646,694     5,020,555
                                    ------------  ------------     ------------  ------------

Cost of Goods Sold                    1,216,906       578,859        2,896,452     1,168,499
                                    ------------  ------------     ------------  ------------

GROSS MARGIN                          6,410,627     1,198,438       15,750,242     3,852,056
                                    ------------  ------------     ------------  ------------

EXPENSES:
Salaries                                854,602       777,794        2,014,336     2,263,632
Advertising                           1,322,763       642,400        4,248,198     2,299,559
Other Expenses                        1,131,242     1,341,691        3,375,513     3,417,232
                                    ------------  ------------     ------------  ------------

Total Operating Expenses              3,308,607     2,761,885        9,638,047     7,980,423
                                    ------------  ------------     ------------  ------------

Other Expense (Income)
Interest (Income)                       (16,643)                       (26,745)
Interest Expense                          4,302       609,210        1,370,082     1,322,152
                                    ------------  ------------     ------------  ------------
Total Other Expense (Income)            (12,341)      609,210        1,343,337     1,322,152
                                    ------------  ------------     ------------  ------------

INCOME(LOSS) BEFORE INCOME TAXES      3,114,361    (2,172,657)       4,768,858    (5,450,519)
                                    ------------  ------------     ------------  ------------

Provision for income taxes                    -             -                -             -
                                    ------------  ------------     ------------  ------------

NET INCOME (LOSS)                   $ 3,114,361   $ (2,172,657)    $ 4,768,858   $(5,450,519)
                                    ============  =============    ============  ============

BASIC NET INCOME(LOSS)
PER COMMON SHARE                    $      0.07   $      (0.06)    $      0.11   $     (0.15)
                                    ============  =============    ============  ============

DILUTED NET INCOME (LOSS)
PER SHARE                           $      0.06                    $      0.09
                                    ============  =============    ============  ============
BASIC WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING  46,511,302     37,746,747      43,154,349    37,037,876
                                    ============  =============    ============  ============
DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING  54,580,286                     51,223,333
                                    ============  =============    ============  ============

NUMBER OF COMMON SHARES OUTSTANDING  47,299,323     38,544,633      47,299,323    38,544,633
                                    ============  =============    ============  ============

See accompanying notes to financial statements


                               COMMERCE PLANET, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                                         Unaudited         Audited
                                                       September 30      December 31
                                                           2006             2005
                                                      --------------   --------------
ASSETS:
CURRENT ASSETS:
Cash                                                   $  2,959,687     $    253,856
Accounts Receivable net of Allowances                       980,526          225,081
Other Receivables                                           985,242
Inventory                                                     2,590            2,590
Prepaid Expenses                                            474,645          388,587
                                                      --------------   --------------
Total Current Assets                                      5,402,690          900,114
                                                      --------------   --------------

FIXED ASSETS:
Equipment                                                   720,955          578,493
Furniture  & Fixtures                                       111,268           75,627
Computers & Software                                        525,697          240,677
Leasehold Improvements                                      115,379          103,124
                                                      --------------   --------------
Total Fixed Assets                                        1,473,299          997,921
Less: Accumulated Depreciation                             (434,794)        (292,311)
                                                      --------------   --------------
Net Fixed Assets                                          1,038,505          705,610
                                                      --------------   --------------

OTHER ASSETS:
Deposits                                                     19,154           16,392
Other Assets                                                  9,719
                                                      --------------   --------------
Total Other Assets                                           28,873           16,392
                                                      --------------   --------------

TOTAL ASSETS                                              6,470,068        1,622,116
                                                      ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities                  1,309,478          710,364
Notes Payable                                                                345,998
Deferred Revenue                                          1,010,797          336,000
                                                      --------------   --------------
Total current liabilities                                 2,320,275        1,392,362
                                                      --------------   --------------

LONG-TERM DEBT
Bank Loans                                                   48,900
Convertible Debentures - Long Term                                         3,084,018
                                                      --------------   --------------
Total long-term debt                                         48,900        3,084,018

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
shares at $.001 par value, 45,576,815 shares issued
and outstanding at September 30, 2006                        47,299           39,096
Additional paid-in capital                               10,146,585        8,230,224
Preferred Shares to be issued                                     0                0
Shares to be issued                                               0            1,843
Shares to be returned                                             0           (1,805)
Deferred Compensation                                             0          (71,853)
Subscriptions receivable                                          0         (189,900)
Accumulated deficit                                      (6,092,991)     (10,861,869)
                                                      --------------   --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      4,100,893       (2,854,264)
                                                      --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                          6,470,068        1,622,116
                                                      ==============   ==============




                                           COMMERCE PLANET, INC.
                                    CONSOLIDATED Cash flow statement
                                                 Unaudited


                                                                                            For the nine months ended
                                                                                         --------------------------------

                                                                                          September 30      September 30
                                                                                              2006              2005
                                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                        $   4,768,858      $ (5,450,519)
Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services                                                                      128,103           436,350
Employee Stock, Options, & Warrants                                                            357,093           305,686
Depreciation and amortization.                                                                 142,483           502,578
Debt Amortization                                                                        $   1,196,937                 -
Bad Debt Expense                                                                               140,000                 -
Debt conversion feature expense                                                                 37,411           746,738
Debt inducement expense                                                                              -           318,225
Conversion of Debenture                                                                     (1,149,417)          (56,539)
Issuance of Common Stock upon conversion of debentures                                       1,149,417                 -
Changes in Operating Assets/Liabilities
Accounts receivable                                                                           (865,445)          (13,253)
Other receivables                                                                             (985,242)          671,886
Inventory                                                                                            -            12,206
Prepaid Expenses                                                                               (86,058)         (354,480)
Deposits                                                                                        (2,762)                 -
Deferred Revenue                                                                               674,797           111,167
Accounts payable and accruals                                                                  599,114            81,370
                                                                                          --------------    --------------
NET CASH FLOWS GENERATED (USED) BY OPERATING ACTIVITIES                                      6,105,289        (2,688,585)
                                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      (485,097)         (361,127)

                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                                        (485,097)         (351,127)
                                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                          -                 -
Exercise of warrants .                                                                         152,003                 -
Payments on Notes payable                                                                     (453,248)          (87,500)
Reduction in stock subscription receivable                                                     189,900                 -
Proceeds from long term debt - related party.                                                                  2,760,000
Proceeds from notes payable & debentures                                                        68,000
Payment of long-term debt                                                                      (15,000)           (2,322)
Payment of long-term debt - related party                                                   (2,856,016)         (932,000)
Issuance of Common Stock                                                                                       1,212,886
                                                                                         --------------    --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                             (2,914,361)        2,951,064
                                                                                         --------------    --------------

NET INCREASE (DECREASE) IN CASH                                                              2,705,831           (98,648)
                                                                                         --------------    --------------

CASH AT BEGINNING OF PERIOD                                                                    253,856           210,361
                                                                                         --------------    --------------

CASH AT END OF PERIOD                                                                        2,959,856           111,713
                                                                                         ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                                                                         234,708           59,261
                                                                                         ==============      ===========
Cash paid for taxes                                                                      $         800                -
                                                                                         ==============      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services                                                                $     128,103       $  436,350

See accompanying notes to financial statements


                             Consolidated Condensed Statement of Stockholders' Equity
                                                    30-Sep-06
                                                    Unaudited
                                                                                 Common  Stock
                                                                  -----------------------------------------


                                                                                                   Par
                                                                       Shares                      0.001
                                                                  ---------------            ---------------
BALANCE, December 31, 2004                                             33,885,117            $        33,891
                                                                  ===============            ===============



Issuance of stock
for equity line                                                         1,550,000                      1,544

Issuance of stock
for inducement                                                            808,500                        810

Issuance of stock
for cash                                                                  264,000                        264

Beneficial Conversion                                                           -                          -

Exercise of Puts

Conversion on convertible debentures                                       66,516                         67

Stock Issued for Services                                               1,100,000                      1,100

Re-issuance of stock as
registered.                                                             1,420,500                      1,420

Issuance of stock warrants                                                      -                          -

Reduction in stock subscription receivable, pre merger

Issuance of Stock Subscription Agreements                                       -



Net Loss for Period .                                                           -                          -
                                                                  ---------------            ---------------

BALANCE, December 31, 2005
                                                                       39,094,633            $        39,096
                                                                  ===============            ===============


Beneficial Conversion

Exercise of Warrants                                                      587,210                        587

Conversion on convertible debentures                                    7,348,488                      7,348

Shares returned to Company                                             (1,805,371)                    (1,806)

Issuance of Stock for Services                                            300,000                        300

Stock subscription agreements                                           1,774,363                      1,774

Net Income for Period


                                                                  ---------------            ---------------
BALANCE, September 30, 2006                                            47,299,323            $        47,299
                                                                  ===============            ===============

(Continued)


                           Consolidated Condensed Statement of Stockholders' Equity
                                                     30-Sep-06
                                                     Unaudited
                                                    (Continued)
                                                                             Common Stock
                                                       ------------------------------------------------------
                                                                                                                             Total
                                                       Additional  Shares   Shares                   Stock       Accum-     Stock-
                                                        Paid In     To be    To be    Deferrred       Sub        ulated     holders'
                                                        Capital    Issued  Returned  Compensation  Receivable    Deficit     Equity
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2004                             $4,844,385  $1,473  $      -  $  (199,150)  $ (59,880)  $(4,595,945) $ 24,774
                                                       ==========  ======  ========  ============  ==========  ============ ========



Issuance of stock
for equity line                                            (1,165)             (385)                                     -       (6)

Issuance of stock
for inducement                                            322,135   (410)                                                    322,535

Issuance of stock
for cash                                                        -   (264)                                  -             -         0

Beneficial Conversion                                     754,238      -                                   -             -   754,238

Exercise of Puts                                        1,348,696                                                        - 1,348,696

Conversion on convertible debentures                       56,472      -                                   -             -    56,539

Stock Issued for Services                                 436,000   (750)                127,297           -             -   563,647

Re-issuance of stock as
registered.                                                     -      -     (1,420)                                     -         0

Issuance of stock warrants                                341,238      -                                   -             -   341,238

Reduction in stock subscription receivable, pre merger    (59,880)                                    59,880                       0

Issuance of Stock Subscription Agreements                 188,105  1,794                            (189,900)                    (1)



Net Loss for Period .                                           -      -                                   - (6,265,924) (6,265,924)
                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, December 31, 2005
                                                       $8,230,224  $1,843  $(1,805)  $ (71,853) $(189,900) $(10,861,869)$(2,854,264)
                                                       ==========  ======  ========  ============  ==========  ============ ========


Beneficial Conversion                                      37,411                                                             37,411

Exercise of Warrants                                      151,416                                                            152,003

Conversion on convertible debentures                    1,314,490                                                          1,321,838

Shares returned to Company                                                   1,805                                                -

Issuance of Stock for Services                             55,950                         71,853                             128,103

Employee Stock, Options, & Warrants                       357,093                                                            357,093

Payment received for stock subscription agreements                (1,843)                             189,900                188,057

Stock subscription agreements                                                                                                  1,774

Net Income for Period                                                                                            4,768,858 4,768,858

                                                       ----------  ------  --------  ------------  ----------  ------------ --------
BALANCE, June 30, 2006                                $10,146,584  $   -   $     -   $         -   $       -  $(6,092,991)$4,100,893
                                                       ==========  ======  ========  ============  ==========  ============ ========

                                  COMMERCE PLANET,INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION:
-------------
Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. On December 24, 2003, the Company entered into an Agreement and Plan of Reorganization with NeWave, Inc. a Nevada corporation, pursuant to which the Company agreed that NeWave, Inc. would become the wholly-owned subsidiary subject to the parties to the Agreement meeting certain conditions. The parties to the Agreement satisfied the required conditions to close on January 15, 2004, including transfer of all funds. On January 15, 2004, all outstanding shares of Utah Clay Technology, Inc. common stock were acquired by NeWave, Inc. The purchase price consisted of $150,000 and the assumption of $165,000 in convertible debt for 576,968 shares of NeWave, Inc. d/b/a Onlinesupplier.com's common stock. Although from a legal perspective, NeWave, Inc. acquired NeWave d/b/a Onlinesupplier.com, the transaction is viewed as a recapitalization of NeWave d/b/a Onlinesupplier.com accompanied by an issuance of stock by NeWave d/b/a Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave d/b/a Onlinesupplier.com was the operating company. Effective February 11, 2004, the Company changed its name from Utah Clay Technology, Inc. to NeWave, Inc.

On June 1, 2006, the Company acquired all of the assets of Onesource Imaging, a California corporation. The assets were acquired in exchange for the assumption of certain liabilities. On June 20, 2006,the Company established three wholly-owned subsidiaries: OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. The Company offers a comprehensive line of products and services at wholesale prices through an online club membership.
Additionally, the Company creates, manages and maintains effective website solutions for eCommerce.

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

SEGMENT INFORMATION:
--------------------
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group. The decision maker(s) may use this discrete information in making decisions concerning how to allocate resources and evaluate performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.


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

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE:
-------------------------------------------
Basic and diluted loss per share is computed on the basis on the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under common stock warrant agreements and convertible debt agreements. For the period ended September 30, 2006 the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to the Company's net loss in that period. At September 30, 2006, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share.


STOCK  BASED  COMPENSATION:
---------------------------
The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock.

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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee of between $1.85 and $9.95 to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of $39.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option that the Company will continue to bill the customer on a monthly basis until they cancel their account. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses the Company's internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. On a historical basis, the Company's affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

ADVERTISING  COSTS
------------------

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with the Company's advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company's products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company's products and services. At September 30, 2006, and September30, 2005, capitalized direct-response advertising costs of $400,021 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $1,322,763 and $642,400 For the three months ended September 30, 2006, and September 30, 2005 and was $4,248,198 and $2,299,559 for the nine months year-to-date ending September 30, 2006 and September 30, 2005 respectively.

DISCONTINUED OPERATIONS
-----------------------
In April 2004, the Company organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers. The Company organized its subsidiary, Auction Liquidator, Inc., in September 2004 and Auction Liquidator began to generate immaterial revenues in October 2004. During 2005, management decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the financial statements for the quarter ended September 30, 2006.

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

                                          September 30, 2006   December 31, 2005
                                             -------------     -----------------
Deferred  tax  assets
     Net  operating  loss carryforwards      $  6,157,276      $ 10,881,164
     Valuation allowance                       (6,157,276)      (10,881,164)
                                             -------------     -------------
     Net  deferred  tax  assets              $         0       $          0
                                             =============     =============

At September 30, 2006, the Company had net operating loss carryforwards of approximately $6,157,276 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE  3  -  ACCOUNTS  RECEIVABLE

As  of September 30, 2006,  accounts  receivable,  consists  of the following:


Accounts  Receivable
     Impact  Legal                  $313,963
     Platinum  Values                 72,256
     Misc.  Receivables              999,307
     Allowance for
     Doubtful accounts              (405,000)
                                    --------
                                    $980,526
                                    ========

NOTE  4  -  ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

As of September 30, 2006, accounts payable and accrued expenses, consists of the following:

Accounts  Payable  and  Accrued  Expenses             $  575,698
Accrued  Payroll  and  Payroll  Taxes                    733,880
Accrued Interest                                              -
                                                      ----------
                                                      $1,309,478
                                                      ==========

NOTE  5  -  NOTES  PAYABLE  -  RELATED  PARTIES  AND  OTHERS

NOTES  PAYABLE  -  RELATED  PARTIES:
-----------------------------------
The Company had Notes Payable to a majority shareholder for $25,000. The note was unsecured, due on demand, and bore interest at a rate of 12%. The Company retired this note during the quarter ended September 30, 2006. See Note 7 for further information regarding convertible notes payable to related parties.

NOTE  6  -  CONVERTIBLE  DEBT

All convertible debt has been retired as of the period ended September 30, 2006

NOTE  7  -  CAPITAL  STOCK

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

- The Company issued 3,603,729 shares of common stock to majority shareholders upon the conversion of $806,140 in convertible debentures dated January 19, 2004, July 7, 2004, August 18, 2004, September 25, 2004. The shares were valued at75% of the lowest closing bid price in the fifteen days prior to execution of the conversion.

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

During the three months ended September 30, 2006, the outstanding shares of common stock were changed by the following:

- The Company issued 742,508 shares of common stock to majority shareholders upon the conversion of $269,207 in convertible debentures and accrued interest for instruments dated January 25, 2004, and May 5, 2004.

- The Company issued 680,000 shares of common stock to a minority shareholders upon the conversion of $68,000 in convertible promissory notes dated January 3, 2006, and January 9, 2006.

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At September 30, 2006, there were 5,709,842 warrants outstanding that were eligible for conversion into shares of common stock.

WARRANT ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SUMMARY OF OUTSTANDING WARRANTS
--------------------------------------------------------------------------------
Warrants  to  Purchase  Common  Stock:

During the nine months ended September 30, 2006, the Board of Directors approved the issuance of warrants to purchase common stock totaling 6,870,899 shares. Warrants to purchase common stock totaling 750,000 shares were cancelled and 587,210 warrants to purchase common shares were exercised during the nine months ended September 30, 2006.

A summary of common stock warrant activity for 2006 and 2005 is as follows:



                                            Weighted-                 Weighted-
                                Number of   Average                   Average
                                Warrants    Exercise    Warrants      Exercise
                                            Price       Exercisable   Price
Outstanding, December 31, 2004
                                4,020,000   $     1.23    4,020,000   $     1.23
  Granted                         878,750   $     0.67      128,750         0.06
    Exercised                           0   $        -            0
                                ----------
Outstanding, December 31, 2005
                                4,898,750   $     1.13    4,148,750   $     1.19
    Granted                     6,870,899   $     0.08    4,507,448   $     0.04
    Cancelled                    (750,000)  $     0.78
    Exercised                    (587,210)  $     0.26     (587,210)  $     0.26

Outstanding, June 30, 2006     ---------                 ----------
                               10,432,439   $     0.51    8,068,984   $     0.62



At September 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                                                                                Warrants           Exercisable
                                     Outstanding      Weighted Average   Average Remaining                      Weighted Average
Range of Warrant Exercise Price   Number of Warrants   Exercise Price    Contractural Life  Number of Warrants   Exercise Price

..01-1.53                             10,432,439       $    0.51                2.7             8,068,984        $     0.62


NOTE 8 - COMMITMENTS

COMMITMENTS
-----------
Minimum future rental payments under non-cancelable operating leases as of September 30, 2006 for each of the next five years and in the aggregate are as follows:


2006.  $ 23,478
2007.  $187,704
2008.  $187,704
2009.  $ 62,568
       --------
TOTAL  $461,454
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

The Company entered into a consulting agreement with Barrett Evans, a former member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. All payments are current as of September 30, 2006.

The Company entered into a consulting agreement with a related party for ecommerce business consulting services with Olive Tree Holdings, effective January 1, 2006. The term of the agreement was for 12 months at $23,667 per month. All payments are current as of September 30, 2006.


NOTE 10 - RELATED PARTY TRANSACTIONS

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

On September 30, 2005, the Company issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. The Company issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. The Company repaid $210,000 of this note on March 1, 2006. As of the period ended September 30, 2006 this promissory note is fully repaid.

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

The Company entered into a consulting agreement with Barrett Evans, a member of the Board of Directors, effective November 1, 2005. The term of the agreement was for twelve months at $5,000 per month. The Company made no payments on the agreement during the year ended December 31, 2005. The Company is current on this agreement through September 30, 2006

Effective November 1, 2005, the Company to issued a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement.

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

NOTE  11  -  AQUIRED ASSETS & LIABILITIES

On June 1, 2006, we acquired all of the assets of Onesource Imaging, a California corporation. The assets relate to graphic design, printing services, data merge, mailing and finishing. The assets were acquired in exchange for our assumption of $54,747 in liabilities of Onesource Imaging.

     Assets/Equipment               $47,748
     Intangible  Property           $ 7,000
                                    -------
                                   $ 54,748

     Assumed Liabilities           $ 54,747

NOTE  12  -  SUBSEQUENT  EVENTS

None.

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

On June 20, 2006 the Company established three wholly owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. A description of the services provided by our subsidiaries is listed below.

CONSUMER  LOYALTY  GROUP,  INC.

Consumer Loyalty Group provides "how to" programs that help customers to establish home based business opportunities. Consumer Loyalty Group's suite of products includes the following programs:

- A real estate investment program that instructs consumers how to purchase, manage and sell real property. This program also provides its customers with access to thousands of distressed property listings.

- An online supplier program that informs consumers how to establish a home based e-commerce business. The program includes instruction on how to set up an e-commerce website and run a successful e-commerce business, including access to a domain name registration system, a credit card merchant processing account and marketing support. This program also provides the customer with access to over 30,000 brand name electronics at wholesale prices for product resale as part of their e-commerce business.

- A software tutoring program provides customers with instruction on how to use basic software programs including Microsoft Word, Excel, Power Point and other commonly used programs.

- A health program that provides users with discounted access to a network of over 500,000 physicians, healthcare facilities and pharmacies. The program coverage includes savings for health, vision and dental services.

Consumer Loyalty Group's products also include packages that provide customers with access to additional business advice and coaching services.

OS  IMAGING,  INC.

OS IMAGING offers business to business services including graphic design, printing, data merge, mailing and packaging services to help develop a successful marketing strategy for its clients. OS Imaging also offers warehousing and inventory management services.

LEGACY  MEDIA  INC.

Legacy Media is a full service marketing company comprised of three operating divisions to meet its clients marketing needs. Legacy is able to leverage its relationship with Consumer Loyalty Group and OS Imaging to create and implement marketing campaigns on behalf of its clients. Legacy's marketing campaigns consist of both online and offline media outlets. The offline components consist of direct mailings and ads in trade and industry publications. The online components include email advertisements, banner advertisements, keyword search listings, search engine optimization and marketing amongst Legacy's affiliates. In addition, Legacy provides customers with tailored marketing lists and access to its affiliate marketing network to more effectively market the customer's products.

COMMERCE PLANET INC.

Upon establishing these subsidiaries Commerce Planet began to provide corporate services to the subsidiary organizations. These services include accounting, information services, human resources, facilities management and executive management.

The table that follows summarizes the activity of these subsidiaries for the three months ended September 30, 2006.

                       SEGMENT RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                For the three months ended September 30, 2006
                                    --------------------------------------------------------------------
                                       Commerce     Consumer        Legacy         O.S.       Combined
                                        Planet     Loyalty Grp      Media        Imaging        Total
                                    ------------  ------------  ------------  ------------  ------------
REVENUE                             $   732,330   $ 6,744,690   $ 1,603,566   $   629,980   $ 9,710,567
                                    ------------  ------------  ------------  ------------  ------------

Cost of Goods Sold                            -       854,243   $ 1,053,378       398,214     2,305,836
                                    ------------  ------------  ------------  ------------  ------------

GROSS MARGIN                            732,330     5,890,447       550,188       231,765     4,282,711
                                    ------------  ------------  ------------  ------------  ------------

Operating Expenses                    1,204,610     2,553,380     1,401,451       196,648     5,356,089
                                    ------------  ------------  ------------  ------------  ------------

Other Expense (Income)                  (16,686)          112         2,823         1,411       (12,341)
                                    ------------  ------------  ------------  ------------  ------------

INCOME(LOSS) BEFORE INCOME TAXES        (455,593)   3,336,955       199,293        33,707     3,114,361
                                    ------------  ------------  ------------  ------------  ------------

Provision for income taxes                    -             -             -             -             -
                                    ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                   $   (455,593) $ 3,336,955   $   199,293   $    33,707   $ 3,114,361
                                    ============  ============= ============  ============  ============


INTERSEGMENT ADJUSTMENTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2006


                                         For the three months ended September 30, 2006
                                    ------------------------------------------------------
                                       Revenue        COGS     Expenses/Other    Income
                                    ------------  ------------  ------------  ------------
Combined                              9,710,567     2,305,836     4,290,370     3,114,361
                                    ------------  ------------  ------------  ------------
Intersegment Adjustments             (2,083,034)   (1,088,929)     (944,105)            -
                                    ------------  ------------  ------------  ------------
Adjusted                              7,627,533     1,216,906     3,296,266     3,114,361

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

Revenues

We generated net revenues of $7,627,533 for the three months ended September 30, 2006, as compared to $1,777,307 for the three months ended September 30, 2005, an increase of 329.2%. Net revenues were $18,646,694 for the nine months ended September 30, 2006, as compared to $5,020,555 for the nine months ended
September 30, 2005, an increase of 271.4%. Our revenues are derived from four primary sources, - membership revenue, upsell revenue, lead revenue, and fulfillment and other revenue.

The following summarizes our revenue:

                                    For the three months ended      For the nine months ended
                                    --------------------------     --------------------------
                                       Sept 30       Sept 30          Sept 30       Sept 30
                                        2006          2005             2006          2005
                                    ------------  ------------     ------------  ------------
REVENUE:
Membership Revenue                  $  6,036,364  $  1,365,316     $ 15,134,940  $  3,790,220
Upsell Revenue                           544,961       169,904        1,070,231       706,599
Lead Revenue                             438,904       134,563        1,405,717       226,010
Fulfillment/Other Revenue                607,303       107,524        1,035,806       297,726
                                    ------------  ------------     ------------  ------------

Total Revenue                       $  7,627,533  $  1,777,307     $ 18,646,694  $  5,020,555
                                    ------------  ------------     ------------  ------------

Membership revenue is our largest source of revenue, and comprised 81.3% and 75.5% of total revenue for the nine months ended September 30, 2006 and 2005, respectively. Membership revenues have increased due to a significant increase in new members acquired during the 2006. The increase in new members reflects the success of our initiatives to emphasize the internet as our preferred method of allowing our customers to activate a trial for our products.

Upsell revenues increased 51.5% during the nine months ended September 30, 2006 as compared to the same period in 2005. We provide three primary offers to existing customers through telephone sales staff. These offers allow customers to purchase additional related products and generate our upsell revenue.

Lead revenue increased by 522.0% during the nine months ended September 30, 2006 due to an increase in our activations and the initiation of a new program at the beginning of 2006 to increase our focus on selling extended business coaching products and services to our members.

Fulfillment and other revenue increased by 247.9% during the nine months ended September 30, 2006 compared to the same period in 2005. The increased revenue is due to the success of our new subsidiary, OS Imaging, Inc., and its related fulfillment activities.

Costs of Sales

We incurred costs of sales of $2,896,452 (15.6% of revenue) for the nine months ended September 30, 2006, as compared to $1,168,499 (23.3% of revenue)for the nine months ended September 30, 2005. Cost of sales were a greater percentage of revenue in 2005 because we began to distribute a welcome kit to new customers beginning in the second quarter of 2005 which increased our expenses. Also, in 2006, we have achieved greater economies due to increasing volumes of sales resulting in proportional savings across cost areas.

Operating Expenses

Operating expenses were comprised of the following:

                                    For the three months ended      For the nine months ended
                                    --------------------------     --------------------------
                                       Sept 30       Sept 30          Sept 30       Sept 30
                                        2006          2005             2006          2005
                                    ------------  ------------     ------------  ------------
EXPENSES:
Salaries                            $    854,602  $    777,794     $  2,014,336  $  2,263,632
Advertising                            1,322,763       642,400        4,248,198     2,299,559
Other Expenses                         1,131,242     1,341,691        3,375,513     3,417,232
                                    ------------  ------------     ------------  ------------

Total Operating Expenses            $   3,308,607 $   2,761,885    $   9,638,047 $   7,980,423
                                    ------------  ------------     ------------  ------------

Salaries were 10.8% of revenue for the nine months ended September 30, 2006 compared to 45.1% in the year earlier period. The proportional reduction is due to our focus on utilizing the internet as the primary method for our customers to activate their trial subscriptions. We reduced the size of our sales staff late in the fourth quarter of 2005 in keeping with this strategy resulting in reduced salary costs.

Advertising expense increased 84.7% from the prior year period resulting in an increase in the number of new members acquired during 2006. Advertising expense decreased on a pro-rata basis with sales to 22.8% of revenue compared to 45.8% in the prior year because our cost per customer acquired decreased and because of the impact of the capitalization and amortization of certain advertising costs. We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services. At September 30, 2006, and September 30, 2005, capitalized direct-response advertising Costs of $400,021 and zero, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets.


Other expenses increased 1.2% over the prior year period for the nine months ending September 30, 2006. Other expenses fell to 18.1% of revenue compared to 68.1% in the same period last year. Certain of the expenses in this category do not change significantly because of changes in revenue. Included in other expenses are expenses related to our facility, professional fees, depreciation, insurance, and investor relations. The nine months ended September 30, 2006, include $736,150 in executive compensation as well as $357,093 of expense related to the companies stock option plan and stock and warrant awards.

                                    For the three months ended      For the nine months ended
                                    --------------------------     --------------------------
                                       Sept 30       Sept 30          Sept 30       Sept 30
                                        2006          2005             2006          2005
                                    ------------  ------------     ------------  ------------

Other Expense (Income)
Interest (Income)                        (16,643)                       (26,745)
Interest Expense                           4,302       609,210        1,370,082     1,332,152
                                    ------------  ------------     ------------  ------------
Total Other Expense (Income)             (12,341)      609,210        1,343,337     1,332,152
                                    ------------  ------------     ------------  ------------

Interest expense was $1,343,337 and $1,332,152 for the nine months ended September 30, 2006 and 2005 respectively. Interest expense was accelerated due to the repayment and conversion of certain debts prior to their scheduled maturities. All convertible debt has been retired as of September 30, 2006.

Net Income (Loss)
-----------------

Net income for the three months ending September 30, 2006 was $3,114,361 compared to a net loss of $2,172,657 for the three months ended September 30, 2005. For the nine months ending September 30, 2006, net income totaled $4,768,858 compared to a net loss of $5,450,519 for the same period in 2005.

Basic and Diluted Income Per Share
--------------------------------

Our basic and diluted income per share for the three months ended September 30, 2006 was $0.07 and $0.06 respectively. Basic and diluted income per share for the nine months ended September 30, 2006 was $0.11 and $0.09 respectively. Basic loss per share for the three and nine months ended September 30, 2005 was $0.06 and $0.15 respectively. For the period ended June 30, 2005, our common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive to our net loss in that period. At June 30, 2005, there were convertible debts and warrants to purchase common stock which were outstanding and may dilute future earnings per share. For the quarter ended September 30, 2006, the weighted average number of common shares outstanding was 46,511,302. The fully diluted weighted average number of common shares outstanding was 54,580,286.

Liquidity and Capital Resources
-------------------------------

For the quarter ended September 30, 2006, we generated $2,642,395 in cash from operations. For the nine months ended September 30, 2006, we generated $6,105,289 in cash from operations. During the nine months ending September 30, 2006, we issued $68,000 in convertible debt, received $189,900 in cash for stock subscriptions sold in December 2005 and collected in January 2006, and received $152,000 from the exercise of warrants. During the same period, we repaid $3,324,261 of debt and made asset purchases of $485,097. The net increase in cash during the quarter ended September 30, 2006 was $1,103,343 and $2,705,831 for the nine months ended September 30, 2006.

Financing activities
--------------------

During the three months ended September 30, 2006 we did not issue additional debt or raise funds through equity issuance.

Subsidiaries
------------

As of September 30 2006, we had five subsidiaries, Onlinesupplier.com, Inc., Legacy Media, Inc., Consumer Loyalty Group, Inc., OS Imaging, Inc. and Auction Liquidator, Inc. We ceased operations of Auction Liquidator in 2005.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on October 10, 2006, stockholders elected three directors to serve until the 2007 annual meeting and until their successors are duly elected and qualified. The votes for each director are as follows:

                                    For                                Withheld
Michael Hill                    25,870,590                              131,455
Charlie Gugliuzza               25,870,590                              131,455
David Foucar                    25,870,590                              131,455

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

3.6 Certificate of Designation of Series C Convertible Preferred Stock (included as Exhibit 4.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

3.7 Certificate of Designation for Series D Convertible Preferred Stock (included as Exhibit 3.1 to the Form 8-K filed August 9, 2006, and incorporated herein by reference).

3.8 Restated Bylaws (included as Exhibit 3.1 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

4.1  Form Series  C  Convertible Preferred Stock Purchase Agreement (included as
     Exhibit 4.2 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

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

4.4 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated January 26, 2004 (included as Exhibit 4.3 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.5 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated February 19, 2004 (included as Exhibit 4.4 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.6 Debenture Agreement between the Company and Preston Capital Partners, LLC, dated March 3, 2004 (included as Exhibit 4.5 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.7 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated April 1, 2004 (included as Exhibit 4.6 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.8 Debenture Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.7 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.9 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2004 (included as Exhibit 4.8 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.10 Debenture Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.9 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

4.11 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated April 1, 2004 (included as Exhibit 4.10 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.12 Warrant Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.11 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.13 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 5, 2004 (included as Exhibit 4.12 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.14 Warrant Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.13 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.15 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 9, 2004 (included as Exhibit 4.14 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

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

4.18 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated August 15, 2004 (included as Exhibit 4.17 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.19 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated August 18, 2004 (included as Exhibit 4.18 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.20 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated August 18, 2004 (included as Exhibit 4.19 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.21 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.20 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.22 Debenture Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.21 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.23 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.22 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.24 Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.23 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.25 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated February 4, 2004 (included as Exhibit 4.24 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

4.26 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.25 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated October 25, 2004 (included as Exhibit 4.26 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.28 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated November 11, 2004 (included as Exhibit 4.27 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.29 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated November 11, 2004 (included as Exhibit 4.28 to the Form 10-KSB Filed April 15, 2005, and incorporated herein by reference).

4.30 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated December 28, 2004 (included as Exhibit 4.29 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.31 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated December 28, 2004 (included as Exhibit 4.30 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.32 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated February 11, 2005 (included as Exhibit 4.31 to the Form 10-QSB filed May 23, 2005, and incorporated herein by reference).

4.33 Promissory Note between the Company and eFund Small Cap Fund, L.P., dated April 8, 2005 (included as Exhibit 4.34 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.34 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated April 12, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

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

4.37 Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 8, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed August 19, 2005, and incorporated herein by reference).

4.38 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated July 22, 2005 (included as Exhibit 4.39 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.39 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 4, 2005 (included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.40 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 17, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.41 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.42 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.42 Promissory Note between the Company and Barrett Evans, dated August 18, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.43 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.44 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.45 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.45 Promissory Note between the Company and Dutchess Private Equities Fund,, LP, dated September 16, 2005 (included as Exhibit 4.46 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.46 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.47 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.47 Convertible Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, II, LP dated December 18, 2005 (included as Exhibit
     4.2 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

4.48 Convertible Debenture Exchange Agreement between the Company and eFund Capital Partners, LLC dated December 18, 2005 (included as Exhibit 4.1 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

4.49 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 11, 2005 (included as Exhibit 4.50 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.50 Stock Subscription Agreement between the Company and Gary D. Elliston, dated December 22, 2005, (included as Exhibit 4.51 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.51 Stock Subscription Agreement between the Company and Cliff M. Holloway, dated December 22, 2005, (included as Exhibit 4.52 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.52 Stock Subscription Agreement between the Company and John C. Boutwell, Jr, dated December 22, 2005, (included as Exhibit 4.53 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.53 Stock Subscription Agreement between the Company and Mr. and Mrs. Jack B. Manning, dated December 22, 2005, (included as Exhibit 4.54 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.54 Stock Subscription Agreement between the Company and Stephen Moore, dated December 22, 2005, (included as Exhibit 4.55 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.55 Stock Subscription Agreement between the Company and Monte L. Roach, dated December 22, 2005, (included as Exhibit 4.56 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.56 Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.57 Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.58 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.58 Convertible Promissory Notes between the Company and Wakelin McNeel, dated January 6, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

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

10.33 Corporate Consulting Agreement between the Company and SeaCoast Financial LLC, dated February 7, 2006(included as Exhibit 10.33 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

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

10.38 Employment Agreement between the Company and Michael Hill, dated September 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

10.39 Employment Agreement between the Company and Charlie Gugliuzza, dated September 7, 2006 (included as Exhibit 10.2 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

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



Date:  November 6, 2006          Commerce Planet, Inc.

                                  /s/  Michael  Hill
                                  -----------------------
                                  Michael  Hill
                                  Chief  Executive Officer


Dated:  November 6, 2006
                                 /s/  David Foucar
                                 -----------------
                                 David Foucar
                                 Chief Financial Officer and
                                 Principal Accounting Officer