Form 10KSB
period 2006-12-31
Commerce Planet
filed 2007-03-01
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

COMMISSION FILE NO. 333-34308

COMMERCE PLANET, INC.
(Exact name of issuer as specified in its charter)

UTAH	87-0520575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 S. LaPatera Lane, Suite 8 Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 964-9126

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

$0.001
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

State issuer's revenues for its most recent fiscal year: $27,488,134

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2006: $33,321,266 (based on a total of 23,139,768 shares of our common stock held by non-affiliates on December 31, 2006, at the closing price on December 29, 2006 of $1.44 per share.)

State the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2006: 47,193,839

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

COMMERCE PLANET, INC.
10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a publicly traded media company that trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPNE." We offer media products, lead generation services and marketing tools to our client partners through a turnkey media solution that utilizes our network of wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc., and Interaccurate, Inc.

Each subsidiary specializes in a specific niche of the media industry. Their combined services are designed to address all the needs of their client partners including, membership loyalty offers, consumer marketing data management, affiliate list management, printing and fulfillment services, and Web/Data hosting and software development.

The Consumer Loyalty Group offers a suite of revenue generating consumer loyalty based products. These products encompass home based business opportunities, e-commerce retail sales, educational programs, financial programs and other high yield revenue producing offers. The products are utilized by our client partners on a per acquisition, revenue share or licensed (private branded) basis. Each offer has specifically been designed to generate a significant revenue stream for our client partners while simultaneously satisfying the consumer’s need for high quality products.

Legacy Media is a full service marketing company designed to address all of our client partner needs. There are four operating divisions of Legacy that focus on the four main components of lead generation and order acquisition: media placement; list management; affiliate network management; and marketing tools. Legacy Media leverages relationships with the other subsidiary companies to create and implement highly productive marketing campaigns on behalf of their client partners.

OS Imaging offers a full range of services including graphic design, printing services, data merge, mailing and finishing. Graphic design and printing capabilities allow OS Imaging to assist their client partners in defining, developing, and creating the most powerful marketing message possible. Additionally, OS Imaging offers a wide array of fulfillment services including: assembly; pick and pack; mailing and warehousing and inventory management services.

Interaccurate, Inc. designs and implements cutting-edge technology for secure electronic payment modules, advanced content search tools, and secure data hosting. Additionally, Interaccurate provides co-location services in its secure, state of the art data center.

The address of our principal executive office is 30 S. LaPatera Lane, Suite 8, Goleta, CA 93117. Our telephone number is (805) 964-9126. Our website address is www.commerceplanet.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

HISTORY

We incorporated in the State of Utah on March 1, 1994 as Utah Clay Technology, Inc. From our formation until January 15, 2004, our business plan included:

- locating kaolin deposits in Utah;
- obtaining the legal rights to these deposits;
- conducting exploratory operations;
- testing the extracted minerals in the laboratory; and
- selling samples of the processed form of our kaolin to a commercial company for market evaluation.

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

On January 30, 2004, we changed our name to NeWave, Inc. We acquired our operating subsidiary, Onlinesupplier.com on January 15, 2004. In April, 2004, we organized Discount Online Warehouse as a wholly-owned subsidiary to offer heavily discounted products purchased in bulk to consumers. We organized our subsidiary, Auction Liquidator, Inc., in September 2004 and it began to generate immaterial revenues in October 2004.

During 2005, we decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus our efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the financial statements.

On June 1, 2006, we acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. We acquired the assets in exchange for our assumption of certain liabilities. On June 20, 2006, we established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. Effective June 22, 2006, we changed our name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, we acquired the assets of Interaccurate, Inc. including software, intellectual properties and a web hosting facility. On October 11, 2006, our subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc. to establish a Costa Rican call center. The call center began operations on November 27, 2006.

On November 28, 2006, we announced a common stock repurchase program whereby we plan to buy back up to $2,000,000 of our outstanding common stock to be repurchased from time to time. The buyback program will be effective through December 31, 2007. The plan was initiated because our Board of Directors believed our common stock was undervalued in relation to other industry competitors and wanted to provide value to our existing shareholders based on our past financial performance. As of January 31, 2007, we have bought back 243,500 shares of common stock for a total of $364,323.

eCOMMERCE INDUSTRY BACKGROUND

We participate in the online retail industry by offering a myriad of consumer products at discount prices through our online memberships. Additionally, we provide tools to facilitate the resale of these products in this space. Business partners purchase online advertising as well as supporting tools, technologies and services to succeed in the online retail and related spaces. Our success is driven by trends in the online retail industry, the online advertising industry, and our ability to capture market share in these industries and provide supporting technologies and products.

Online shopping continues to be a large and rapidly growing channel for consumers and merchants to buy and sell goods and services. According to the U.S. Census Bureau 2007 Statistical Abstract, U.S. online retail sales will grow to $329 billion in 2010. Reaching this number requires a compound average growth rate, or “CAGR” of 13% between 2006 and 2010 with growth rates in consumer electronics slightly higher at 14%. Similar research provided by Forrester Research, Inc. indicates that the total number of U.S. online shopping households will reach 55 million in 2010.

While price-driven consumers dominated the landscape of online retail for years, Forrester sees a more lucrative value proposition for online retail in making life easier for time-starved consumers. Forrester reported that nearly 40% of Web shoppers say they are pressed for time, and more than 70% find shopping online easier than through other channels. We believe that the key forces driving the growth of online shopping will continue to be convenience, selection and savings. The Internet offers around-the-clock access to millions of products and thousands of stores, unlike in-store shopping. It contains shopping information from a wide variety of sources, including merchant websites, manufacturer websites and other online content providers. Consumers utilize this convenience, selection and information to save time and money.

Online advertising spending is projected to have strong growth over the next several years as well. According to JupiterResearch, online ad spending was $15.7 billion in 2006 and will grow to $25.9 billion by 2011 resulting in a compound annual growth rate of 11%. Their research indicates that search, will dominate online ad spending for the next five years growing from about 41% of spending in 2006 to 43% of spending in 2011. Display advertising contributed 37% of total online ad spending and will decline to about 35% in 2011, while classified advertising spending contributed 22% of the total and will hold that level through 2011.

We believe that individuals and businesses desire an integrated package that is inexpensive, comprehensive and easily navigable. We believe current electronic commerce applications in the market do not generally include complete functionality such as webstore generation, merchant processing capabilities, customer management, online training modules, domain name registration and an array of wholesale products. Accordingly, we believe there will continue to be a large demand for a complete electronic commerce product for individuals and businesses and that demand is not being fully met. Additionally, as the online retail sales industry continues to show strong growth and online advertising spending grows, demand for our marketing services, supporting technology and product offerings has increased.

OUR WEBSITE, PRODUCTS AND SERVICES

We are a progressive internet-based direct marketing company and provider of product fulfillment solutions headquartered in Goleta, CA. We bring value to consumers by designing and implementing membership programs that offer the services and discounts needed to stay competitive in today's online marketplace. As a consumer-driven organization, we offer a program that can fit the needs of today's multi-faceted customer. From payment solutions to product distribution, we give our customers access to every major area of e-commerce and provide a one-stop portal into the world of internet-driven business solutions.

Our membership-based website Onlinesupplier.com provides our customers access to an array of products and services designed to create or enhance their shopping experience and to promote our customer’s own ecommerce solution. Our services and capabilities include:

- Automated Webstore Generation and Customization;
- Merchant Processing Capabilities;
- Domain Name Registration;
- Online Training Modules (includes online auction training); and
- Web hosting.

As of December 31, 2005, we stored approximately 450 unique products in our warehouse for distribution to our customers. As of February 28, 2006, we curtailed operations at our warehouse and decided to focus exclusively on providing products to our members by drop shipping the products from third party suppliers when they are ordered. We provide access to over 30,000 products from our third party suppliers. Our website wholesales products in many categories, including:

- Consumer Electronics;
- Audio/Video Equipment;
- Software;
- Home/Small Office Electronic Equipment;
- Automobile Accessories;
- Travel Accessories; and
- Networking Equipment.

We generate revenues by:

- Charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business.

- Offering our customers access to coaching services provided through a third party arrangement with 20-20 Advisors for a monthly fee. We began to offer this service in February 2005.

- Offering our customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, real estate listing services, and discounted entertainment packages for a monthly fee. These services are currently offered to our customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

- Product sales via our website.

- Providing our customer information to third parties who compensate us with a fee for each customer contact information acquired, or by sharing the revenues generated from contacting our customer. Revenues generated by the sale of our customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

- Providing businesses with graphic design and printing services, data merge, mailing and finishing.

- Offering clients fulfillment services including: assembly; pick and pack; mailing; and warehousing and inventory management services.

- Design and implementation of cutting-edge technology for secure electronic payment modules, advanced content search tools, and secure data hosting.

STRATEGIC RELATIONSHIPS AND ALLIANCES

Our wholly-owned subsidiary, Consumer Loyalty Group, Inc., executed a cost plus agreement on October 11, 2006 with Datascension, Inc., an unrelated party, that enables Consumer Loyalty Group to operate a state-of-the-art call center. The call center became operational on November 27, 2006, and is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S. based counterparts. An additional benefit to the cost savings is the highly developed and well-educated Costa Rican labor pool that Consumer Loyalty Group has access to in support of their campaigns. The combination of cost savings and elevated labor resources allows Consumer Loyalty Group to launch higher end sales and support initiatives that we anticipate will generate increased revenue and profits.

CUSTOMERS

As of December 31, 2006, we had approximately 120,000 current members for our core membership product, Onlinesupplier.com, although we have serviced about 600,000 paid members since our inception. Additionally, many of these customers participated in one or more add-on membership programs resulting in approximately another 25,000 memberships for these products current as of December 31, 2006. Customers for these products consist primarily of individuals desiring assistance with organizing their own internet-based business.

We also sell products and services to businesses that require lead generation and/or customer acquisition services, graphic design, printing, fulfillment or secure data hosting. We provided products and/or services to about 50 business clients in these areas.

No single customer comprised more than 10% of revenues during 2006.

SALES AND MARKETING

We primarily identify, sell and market to our membership customers through the internet. We generate traffic to our website using click though campaigns, online search engines, and opt-in e-mail marketing to offer customers the opportunity to become members. At December 31, 2006, we also employed 8 telephone representatives and used third-party partners to sell add-on products to existing customers. In addition, we employed 50 customer service representatives and use the subcontract services of our Costa Rica call center to address any issues that may arise while a customer is utilizing a product or service.

We market our lead generation and customer acquisition services, graphic design, printing, fulfillment, and secure data hosting through our respective subsidiary websites. In addition, we advertise and market in industry magazines, news publications, online search engines, and network marketing.

We primarily market our products throughout the United States.

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

-
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

-	other online eCommerce sites such as: Amazon, Sam's Club Online, Wal-Mart.com USA, LLC;

-
a number of indirect competitors, including media companies, Web portals, and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers, such as Yahoo!, AOL and Google; and

-
companies that provide eCommerce services, including website developers and third-party fulfillment and customer-service providers, such as Yahoo!, Go-Daddy, MSN, Network Solutions, Register.com, and Buydomains.

We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers' overall trust in the entire experience in transactions with us or facilitated by us on behalf of third-party sellers. For services we offer to businesses and individual sellers, additional competitive factors include the quality of our services and tools, and the speed of performance for our services. As the market segments in which we operate continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Our overall market is intensely competitive, and there are a number of other competitors that are much larger than us and have significantly greater resources at their disposal. We believe that our product offerings are competitive with others in the marketplace; however, we do not have a dominant market share.

INTELLECTUAL PROPERTY

We have received trademarks for Onlinesupplier.com (date of use: August 18, 2003), Tomorrow's Innovations, Today (date of use: August 18, 2003), and Auction Liquidator (date of use: September 1, 2004), and Stop, Drop, n' Cash (date of use: September 1, 2004). We have also filed a trademark for MyOnlineChat., (date of use: February 14, 2007) which is still pending registration. We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

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

OPERATIONS

We sublease approximately 20,000 square feet of office space in Goleta and Santa Barbara, California, consisting of three separate locations. These locations house our production, sales, customer services and administrative activities.

Our wholly-owned subsidiary, Consumer Loyalty Group, Inc., executed a cost plus agreement with Datascension, Inc. that enables Consumer Loyalty Group to operate a state-of-the-art call center. The call center is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S.-based counterparts. An additional benefit to the cost savings is the highly developed and well educated Costa Rican labor pool that Consumer Loyalty Group has access to in support of their campaigns. The combination of cost savings and elevated labor resources allows Consumer Loyalty Group to launch higher end sales and support initiatives that generate increased revenue and profits.

We have no significant need for warehouse space since we decided to focus exclusively on providing products to our members by drop shipping the products from third party suppliers when they are ordered. Accordingly, we curtailed our warehouse operations as of February 28, 2006. The change enables us to provide a wider selection of products while eliminating the need to invest in inventory or incur carrying costs. We provide access to over 30,000 products from our third party suppliers. When we receive an order from our customer, we place a purchase order on our supplier to drop ship the products ordered to the end customer.

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

EMPLOYEES

As of December 31, 2006, we employ 96 employees, including customer service representatives, telephone sales representatives, production personnel, and administrative and management personnel. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We anticipate that our business will continue to grow and that we will be required to hire additional employees to service our customer demand.

In addition to our direct employees, we have access to labor resources through our cost plus agreement with Datascension. The Costa Rican call center operated under this agreement employs 61 employees including sales agents, customer service representatives, and supervisory personnel.

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

It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet, eCommerce and our Company. Unfavorable resolution of these issues may harm our business. Specifically, our inbound telephone center is regulated by the Federal Trade Commission and Federal Communication Commission. Under the Federal Trade Commission's Telemarketing Sales Rule and the Federal Communication Commission's Telephone Consumer Protection Act, we are subject to the Do Not Call Registry, limited in the use of pre-acquired account information, required to get certain authorizations and consents with regard to billing, required to make certain disclosure statements, prohibited from making misrepresentations, limited to when we may call consumers, required to transmit Caller ID information, restricted in the trafficking of data, required to keep certain records, prohibited from abandoning certain outbound calls, and are subject to fines for unlawful activity. Furthermore, some of our merchant, advertising and marketing efforts are regulated by the same organizations and statutes, such as the CAN-SPAM Act limiting the transmission of unsolicited commercial electronic mail via the Internet, California Online Privacy Protection Act of 2003 requiring owners of commercial websites or online services to post a privacy policy, the Fair and Accurate Credit Transaction Act of 2003 ensuring that everyone is treated fairly when applying for credit and protecting consumers against identity theft, California Financial Information Privacy Act prohibiting the sharing of nonpublic personal information of a consumer with nonaffiliated third parties without the explicit prior consent of the consumer, California Civil Code Section 1798.82 requiring businesses to notify customers if an unauthorized person may have obtained access to their personal information and California Civil Code Section 1798.83 requiring disclosure of sharing for marketing purposes.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, we may not be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business' financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY.

The address of our principal executive office is 30 S. LaPatera Lane, Suite 8, Goleta, CA 93117.

We sublease approximately 20,000 square feet of office space in Goleta and Santa Barbara, California consisting of three separate locations. These locations house our production, sales, customer services and administrative activities. The combined base rent for these locations is $24,470 per month plus expenses, estimated at $0.22 per square foot, plus a pro rata share of utilities payable monthly in advance on the first day of each calendar month of the term of the sublease. The subleases expire in April and November of 2009.

We operate, through a cost plus agreement, a Costa Rican call center which currently houses 61 sales agents, customer service representatives, and supervisory personnel. We do not own or lease this property but have a two-year obligation to reimburse lease related costs and own all furniture and equipment housed within the location.

In February 2006, we terminated our lease for 10,500 square feet of warehouse and office space in Signal Hill, California. This space was no longer required to support our growth because we ceased operations of our subsidiaries, Auction Liquidator, Inc. and Discount OnlineWarehouse.

We believe our existing leased facilities are adequate for our current requirements. We evaluate our facility requirements as business needs change. Should additional space be required to support growth we would be able to acquire property as needed through lease or purchase since no shortages of available properties exist.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2006, as reported by the Bloomberg Financial Network, are as follows:

	High	Low
2005 FISCAL YEAR *
First Quarter	$1.93	$1.29
Second Quarter	$1.78	$1.35
Third Quarter	$1.27	$0.75
Fourth Quarter	$0.90	$0.16

2006 FISCAL YEAR
First Quarter	$0.40	$0.16
Second Quarter	$0.61	$0.21
Third Quarter	$1.44	$0.43
Fourth Quarter	$1.80	$0.97

*Price adjusted for 1:3 split on February 18, 2005

SHAREHOLDERS

As of December 31, 2006, there were approximately 132 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	7,733,634	$ 0.10	1,225,639
Total	7,733,634	$ 0.10	1,225,639

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities in the quarter ended December 31, 2006.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

The table below details our repurchases of common stock under the stock buyback program we announced on November 28, 2006. The table shows the number of shares purchased as of December 31, 2006. The program is in effect through December 31, 2007. Under the program we may buy back up to $2,000,000 of our common stock.

SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES
Period	(a) Total Numbers of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	0	0	0	0
November 1, 2006 through November 30, 2006	0	0	0	0
December 1, 2006 through December 31, 2006	226,500	$1.50	226,500	$1,660,726
Total	226,500	$1.50	226,500	$1,660,726

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

OVERVIEW

Commerce Planet is a publicly traded media company which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPNE." We offer media products, lead generation services and marketing tools to our client partners. We offer a turnkey media solution through our network of wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc., and Interaccurate, Inc.

Each subsidiary specializes in a specific niche of the media industry. Their combined services are designed to address all the needs of their client partners including: membership loyalty offers, consumer marketing data management, affiliate list management, printing and fulfillment services and Web/Data hosting and software development.

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

We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that includes unique reference codes and URL tracking that are used for purchasing our products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services.

At December 31, 2006, and December 31, 2005, capitalized direct-response advertising costs of $1,962,466 and $159,182, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $6,055,104 in 2006. Advertising expense was $3,098,204 in 2005.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed. Current terms on membership agreements stipulate that the customer pays a nonrefundable fee ranging from $1.95 to $9.95 to setup an account. The customer then has a fourteen day period to review our offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 to $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

YEAR ENDED DECEMBER 31, 2006, AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

Segment Results

During 2006, we structured the company into several distinct business entities. Each entity is separately incorporated and a wholly- owned subsidiary of Commerce Planet. Each subsidiary, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc., and Interaccurate, Inc., specializes in a specific niche of the media industry. Their combined services are designed to address all the needs of their client partners including: membership loyalty offers; consumer marketing data management; affiliate list management; printing and fulfillment services; and Web/Data hosting and software development. We provide management and administrative services, as well as accounting, finance, and information technology support to the subsidiary companies.

The structure enables the subsidiaries to support each other as well as continue to develop third party revenues and profits. The subsidiary companies have operated since the third quarter of 2006 and generated combined segment revenues of $34,800,283 with the single operating company existing in the first half of the year included.

	Commerce Planet	Consumer Loyalty Group	Legacy Media	OS Imaging	Inter-accurate	Combined Segments

Revenue	$13,161,238	$14,645,907	$5,317,437	$1,480,226	$195,475	$34,800,283

Cost of Goods Sold	1,669,915	1,900,520	3,769,298	1,145,744	45,600	8,531,077

Gross Profit	11,491,323	12,745,387	1,548,139	334,482	149,875	$26,269,206

Operating Expense	8,085,069	6,204,679	1,095,848	644,938	238,293	16,268,827

Other (Income) Expense	1,233,363	2,459	18,471	4,981		1,259,274

Income/(Loss) Before Income Taxes	2,172,891	6,538,249	433,820	(315,437)	(88,418)	8,741,105

Consolidating adjustments

Favorable/(Unfavorable)
	Revenue	COGS	Expenses/ Other	Net Income

Combined	$34,800,283	(8,531,077)	(17,528,101)	$8,741,105

Intersegment Adjustments	$(7,312,149)	$4,155,316	$3,156,833	$-

Consolidated	$27,488,134	$(4,375,761)	$(14,371,268)	$8,741,105

Revenues

We generated net revenues of $27,488,134 for the year ended December 31, 2006, as compared to $7,340,399 for the year ended December 31, 2005. The increase year-over-year resulted in growth of 274.5%.

	Year Ended December 31
	2006	2005	% Change
Revenue
Membership Revenue	$22,410,394	$5,493,609	307.9%
Upsell Revenue	2,598,936	415,592	525.4%
Lead Revenue	1,211,526	991,058	22.2%
Fulfillment/Other Revenue	1,267,278	440,140	187.9%

Total Revenue	27,488,134	7,340,399	274.5%

Membership revenues contributed 81.5% to total revenues while increasing by 307.9% over 2005. At the end of 2006, we had approximately 120,000 current members for our core membership product, Onlinesupplier, versus about 30,000 current members at the end of 2005. The increase in membership year-over-year was the primary contributor to the growth in revenues for membership generating approximately 85.0% of the total growth. New product offerings and price increases introduced late in the year contributed approximately 7.0% and 8.0%, respectively, to the total growth in membership revenues.

During the last quarter of 2005, we changed our advertising to direct the majority of our potential customers to our web site to purchase our products and services rather than directing customers to contact us via phone at our call center. This strategy was very successful and resulted in higher new member activations in the fourth quarter of 2005 than any other previous quarter. Our success with this changed strategy has continued into 2006 and combined with robust growth in the online retail sales industry drove significant growth in memberships.

Upsell revenues contributed 9.5% to total revenues while increasing by 525.4% over 2005. We provide access to business partners’ product offerings though our website for which they pay fees. The growth in memberships in 2006 increased revenues for existing offers dramatically and spurred the addition of new affers as well.

Lead revenues contributed 4.4% of revenues while increasing by 22.2% over 2005. Our increasing membership base and website traffic increases the quantity of leads available resulting in higher revenues.

Printing, fulfillment and other revenues contributed 4.6% to total revenue while increasing by 187.9% over 2005. The increases in revenue in this category were driven by the addition of printing and fulfillment services through the acquisition of One Source Imaging.

Costs Of Goods Sold

We incurred costs of sales of $4,375,361 for the year ended December 31, 2006, as compared to $1,744,866 for the year ended December 31, 2005. Costs of sales increased by 150.7% over 2005 which was a much lower rate than the growth of revenues. On a percentage basis, cost of goods sold decreased from 23.7% to 15.9% of revenues. The overall mix of membership revenues to total revenues is improved at 81.5% in 2006 compared to 74.8% in 2005. Additionally, our increase in membership volume has provided economies of scale related to our webstore costs driving costs per unit down while our fulfillment costs have improved on a per unit basis with the acquisition of One Source Imaging. These improvements are slightly offset by an increase in transactional fees for merchant card transactions.

Operating Expenses

We incurred costs of $13,915,202 for the year ended December 31, 2006 as compared to $10,230,994 for the year ended December 31, 2005. While operating expenses increased by 36.0% over the prior year these expenses were spread over much higher revenue resulting in a reduction in operating expenses as a percentage of revenue to 50.6% in 2006 from 139.3% in 2005.

	Year Ended December 31
	2006	2005	% Change
Expense
Salaries	$3,120,927	$3,179,427	-1.8%
Stock Compensation	619,363	305,687	102.6%
Advertising	6,055,104	3,098,204	95.4%
Other Expenses	4,119,808	3,647,676	12.9%

Total Operating Expense	$13,915,202	$10,230,994	36.0%

Expenses for salaries fell slightly by 1.8% during the year ended December 31, 2006 as compared to the prior year. During 2006, we increased the depth of our management team, and our administrative staff. We entered an agreement with Datascension to operate a call center in Costa Rica which enables us to perform customer service activities more efficiently. Additionally, in conjunction with our move to direct customers to our web site we reduced our sales force.

Expenses for stock compensation increased by 102.6% during 2006 as compared to the prior year. The increase in this non cash expense is due to the issue of stock to management staff as well as the implementation of our stock option plan for salaried staff.

Advertising expense increased by 95.4% from the year earlier period. In conjunction with our move to direct customers to our web site our internet and e-mail advertising expenses increased resulting in higher gross costs of advertising but a lower cost as a percentage of revenue at 22.0% compared to 42.2% last year.

Other expenses grew 12.9% as compared to the prior year period. We increased our expenses for outside services including legal and professional fees to support our business growth, as well as travel, facilities, and depreciation expense. These increases were slightly offset by a reduction in investor relation expenses.

Other Income And Expense

Other income and expense totaled $456,066 compared to $1,630,464 from the prior year period. Included in these costs were $1,373,668 in interest expense compared to $1,630,464 last year. Interest expense includes expenses related to beneficial conversion and the amortization of the discounts on notes issued. During the year we retired all of our debt allowing us to recover $837,191 of the beneficial conversion expense taken in 2004 and 2005 which was included in other income. Additionally, we received $80,411 in interest and other income further offsetting the interest expense for the year.

Net Income

We had net income of $8,741,105 for the year ended December 31, 2006 compared to a net loss of $6,265,924 for the year ended December 31, 2005. Non-cash charges to income comprised $1,267,652 and $2,836,132 for the years ended December 31, 2006 and 2005, are summarized as follows:

	Year Ended December 31
	2006	2005

Stock issued for services	$128,103	$563,647
Depreciation and amortization	208,938	173,609
Allowance for doubtful accounts	96,675	50,000
Issuance of warrants	619,363	341,238
Amortization of debt interest	1,014,353	630,865
Debt conversion feature expense	(837,191)	754,238
Debt inducement expense	37,411	322,535
	$1,267,652	$2,836,132

Basic And Diluted Loss Per Share

Our basic income per share for the year ended December 31, 2006 was $0.20 as compared to ($0.17) for the year ended December 31, 2005. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was $0.18 and is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698 which might be converted into 35,030,817 shares of our common stock, based on the closing price of our common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of our common stock. All convertible debentures have been retired as of December 31, 2006 and we had 9,996,722 warrants outstanding that were eligible for conversion into shares of our common stock.

Liquidity And Capital Resources

As of December 31, 2006, our Total Current Assets were $9,475,493 and our Total Current Liabilities were $3,546,413. Our Stockholders' Equity at December 31, 2006 was $7,254,026.
During 2006, all of our promissory notes and convertible debt were repaid as more fully described in the financing section below. At December 31, 2006, we financed an insurance policy with a balance of $69,681 which constituted our entire debt at year end.

We believe that cash generated from operations will be sufficient to fund operations and capital requirements as presently planned over the next twelve months. We anticipate putting a line of credit in place to assist with short term cash needs should we identify acquisition opportunities.

Seasonality

Our business is not susceptible to significant seasonal factors.

Financings

On January 5, 2004, we issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2006 the debenture was completely repaid.

On January 19, 2004, we issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On January 25, 2004, we issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On January 25, 2004, we issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On March 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at our option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On April 1, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2006, the debenture was completely repaid.

On April 1, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2006, the debenture was completely repaid.

On May 5, 2004, we issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2006, the debenture was completely repaid.

On May 5, 2004, we issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, we issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of our common shares at an exercise price at $1.42 per share. At December 31, 2006, the debenture was completely repaid.

On July 9, 2004, we issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of our common shares at an exercise price at $1.17 per share. At December 31, 2006, the debenture was completely repaid.

On August 15, 2004, we issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares at an exercise price at $1.03 per share. At December 31, 2006, the debenture was completely repaid.

On August 15, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.03 per share. At December 31, 2006, the debenture was completely repaid.

On September 25, 2004, we issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, we issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2006, the debenture was completely repaid.

On September 25, 2004, we issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, we issued a warrant to eFund Capital Partners, to purchase 150,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2006, the debenture was completely repaid.

On October 25, 2004, we issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of our common shares at an exercise price at $1.53 per share. At December 31, 2006, the debenture was completely repaid.

On November 11, 2004, we issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2006, the debenture was completely repaid.

On December 28, 2004, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of our common shares at an exercise price at $1.25 per share. At December 31, 2006, the debenture was completely repaid.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note had a 0% interest rate and was repaid during 2005.

On April 18, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000, at a discount of $22.000. The Note had a 0% interest rate and was repaid on during 2005.

On April 18, 2005, we issued a Note to eFund Capital Partners, in the amount of $132,000, at a discount of $22,000. The Note had a 0% interest rate and was repaid during 2005.

On May 20, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750, at a discount of $52,750. The Note had a 0% interest rate and $112,500 was repaid prior to December 18, 2005. The remaining amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On June 2, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of 540,000, at a discount of $80,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On July 22, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $258,000, at a discount of $33,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006 the Note was completely repaid.

On August 4, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $162,000, at a discount of $17,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 17, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $247,200, at a discount of $41,200. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 18, 2005, we issued Notes to eFund, in the amount of $221,000, at a total discount of $37,000. The notes had a 0% interest rate and $18,211 was repaid prior to December 18, 2005. The remaining outstanding amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Notes were completely repaid.

On August 18, 2005, we issued a Note to a Barrett Evans, a member of our Board of Directors, in the amount of $84,000, at a total discount of $14,000. The notes had a 0% interest rate and were exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On September 16, 2005, we issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and $162,752 was repaid during 2005, and the remaining $29,248 was outstanding at December 31, 2005. This amount was due and payable on March 15, 2006, and was repaid on March 1, 2006. At December 31, 2006, the Note was completely repaid.

On September 30, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006. At December 31, 2006, the Note was completely repaid.

On October 11, 2005, we issued a Note to Dutchess Private Equities Fund, LP, in the amount of $30,000, at a discount of $5,000. The Note has a 0% interest rate and is due and payable on April 11, 2006. At December 31, 2006, the Note was completely repaid.

Effective November 1, 2005, we agreed to issue a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of our common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement. At December 31, 2006, the debenture was completely repaid.

Effective December 18, 2005, we entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) 75% of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement. At December 31, 2006, the debenture was completely repaid.

Commitments

Minimum future rental payments under non-cancelable operating leases as of December 31, 2005 for each of the next five years and in the aggregate are as follows:

2007	$285,807
2008	$293,229
2009	$120,976

TOTAL	$700,012

We entered a two year cost plus agreement on October 11, 2006, with Datascension, Inc. that enables our subsidiary, Consumer Loyalty Group, to operate a state of the art call center. The call center became operational on November 27, 2006 and is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S. based counterparts. An additional benefit to the cost savings is the highly developed and well educated Costa Rican labor pool that Consumer Loyalty Group has access to in support of their campaigns. The combination of cost savings and elevated labor resources allows Consumer Loyalty Group to launch higher end sales and support initiatives that generate increased revenue and profits.

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

From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

We depend on credit card processing for a majority of our membership programs, to include but not be limited to Visa, Mastercard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and or card authorization methods could significantly impact our revenues. Additionally our membership programs are accepted under a negative option billing term, change in regulation of negative option billing could significantly impact our revenue.

WE RELY ON CO-MARKETING ALLIANCES TO GENERATE ADDITIONAL REVENUE FROM OUR EXISTING CUSTOMERS. IF WE CANNOT MAINTAIN THESE ALLIANCES OUR REVENUES MAY DECLINE.

We have co-marketing arrangements with strategic partners in which we agree to market their services to our existing customers. For the year ended December 31, 2006, these "upsell" services accounted for approximately 9.4% of our total current revenue. If these partners either fail to provide adequate services to our customers or decline to renew our agreements, our gross revenue could decline which would affect our overall financial stability.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:

- Acts of God, such as fire or earthquakes,
- power loss,
- terrorist attacks,
- telecommunications failure,
- unauthorized entry by hackers, or
- other events.

Although we regularly back up data from operations and take other measures to protect against loss of data, there is still some risk that our services may breakdown or we will lose data. Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rogue employees or other sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, these contractual limitations on liability may not be enforceable, and our insurance coverage may not be adequate to cover all liabilities we might sustain. Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

IF WE ARE UNSUCCESSFUL IN MAKING, INTEGRATING, AND MAINTAINING COMMERCIAL AGREEMENTS, STRATEGIC ALLIANCES, AND OTHER BUSINESS RELATIONSHIPS, OUR BUSINESS COULD SUFFER.

Our business plan contemplates that we will enter into commercial agreements, strategic alliances, and other business relationships with third parties. We have entered into agreements to provide eCommerce services to other businesses and we plan to enter into similar agreements in the future. Under these agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and successfully develop the various components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable and cause the company to be in default of agreement or planned compensation. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business's website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement, which may cause substantial loss of revenue, or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms, which will not enable us to stay competitive within the industry.

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

IF WE LOSE KEY SENIOR MANAGEMENT PERSONNEL OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

We depend on the continued services and performance of our senior management and other key personnel, particularly Michael Hill, our Chief Executive Officer and Director, Charlie Gugliuzza, our President and Director, Ethan Brooks, our Chief Technology Officer, David Foucar, our Chief Financial Officer and Director, Aaron Gravitz, our Chief Operations Officer. We do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

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

We could be liable if we fail to mitigate breaches of security on our website and fraudulent activities of users of our payments program, which could increase our expenses and lower our operating results. If an individual or group were to take unauthorized control of our hosting servers to generate "spam" or any other example of fraudulent activity, this could cause situation-specific Internet service providers "ISP(s)" to block communications with our Internet service provider not allowing for communications with customers being serviced by the "ISP(s)".

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

COMMERCE PLANET, INC.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Commerce Planet, Inc.

We have audited the accompanying consolidated balance sheet of Commerce Planet, Inc. as of December 31, 2006, and the related consolidated income statements, and the consolidated statements of cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Planet, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jaspers + Hall, PC
Jaspers + Hall PC
February 28, 2007

COMMERCE PLANET, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Year Ended December 31
	2006	2005
ASSETS
Current Assets
Cash	$3,659,316	$253,856
Accounts Receivable, net of allowances	1,567,526	251,419
Other Receivables	1,901,470	76,906
Prepaid Expenses	2,347,181	278,343
Inventory	-	2,590

Total Current Assets	9,475,493	863,114

Fixed Assets
Equipment	792,564	578,493
Furniture & Fixtures	101,091	75,627
Computers & Software	789,628	240,677
Leasehold Improvements	121,168	103,124

Total Fixed Assets	1,804,451	997,921
Accumulated Depreciation	(498,659)	(292,311)

Net Fixed Assets	1,305,792	705,610

Other Assets
Deposits	19,154	16,392

Total Other Assets	19,154	16,392

TOTAL ASSETS	$10,800,439	$1,622,116

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,459,372	$723,364
Notes Payable	69,681	295,998
Deferred Revenue	1,017,360	336,001

Total Current Liabilities	3,546,413	1,355,363

Long Term Liabilities
Bank Loans	-	-
Convertible Debentures	-	3,084,017

Total Long Term Liabilities	-	3,084,017

Total Liabilities	3,546,413	4,476,380

Equity
Preferred stock, 100 shares authorized shares at $.001 par value, 15 shares issued and outstanding at December 31, 2006
Common stock, 100,000,000 shares authorized shares at $0.001 par value, 47,193,839 shares issued and outstanding at December 31, 2006, 39,094,633 shares issued and outstanding at December 31, 2005	47,420	39,096
Additional Paid in Capital	9,327,597	8,230,224
Deferred Compensation	-	(71,853)
Shares to be issued	-	1,843
Shares to be returned	(227)	(1,805)
Deferred Compensation	-	-
Stock subscription receivable	-	(189,900)
Accumulated deficit	(2,120,764)	(10,861,869)

Total Equity	7,254,026	(2,854,264)

TOTAL LIABILITIES & EQUITY	$10,800,439	$1,622,116

See accompanying notes to financial statements

COMMERCE PLANET, INC.
CONSOLIDATED INCOME STATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31
	2006	2005
Revenue
Membership Revenue	$22,410,394	$5,493,609
Upsell Revenue	2,598,936	415,592
Lead Revenue	1,211,526	991,058
Fulfillment/Other Revenue	1,267,278	440,140

Total Revenue	27,488,134	7,340,399

Cost of Goods Sold	4,375,761	1,744,865

Gross Profit	23,112,373	5,595,534

Expense
Salaries	3,120,927	3,179,427
Stock Compensation	619,363	305,687
Advertising	6,055,104	3,098,204
Other Expenses	4,119,808	3,647,676

Total Operating Expense	13,915,202	10,230,994

Net Ordinary Income	9,197,171	(4,635,460)

Other Income/Expense	456,066	1,630,464

Income/(Loss) before Income taxes	$8,741,105	$(6,265,924)

Provision for Income Taxes	-	-

Net Income/(Loss)	8,741,105	(6,265,924)

Basic Net Income/(Loss) Per Common Share	$0.20	$(0.17)

Diluted Net Income/(Loss) Per Common Share	$0.17	$(0.17)

Basic Weighted Average
Number of Common Shares	44,211,254	36,644,281

Diluted Weighted Average
Number of Common Shares	50,688,288	36,644,281

See accompanying notes to financial statements

COMMERCE PLANET, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	8,741,105	(6,265,924)

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	128,103	563,647
Write-off of Inventory	2,590
Depreciation and amortization	206,348	173,609
Allowance for Doubtful Accounts	96,675	50,000
Stock Compensation	619,363	341,238
Amortization of debt interest	1,014,353	630,865
Debt conversion feature expense	(837,191)	754,238
Debt inducement expense	37,411	322,535

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(1,317,127)	(5,125)
Other receivables	(1,853,219)	724,865
Inventory		37,206
Other assets	(1,948,750)	(388,587)
Deposits	(2,763)	49,848
Deferred Revenue	681,360	265,438
Accounts payable and accruals	1,770,254	268,373

NET CASH FLOWS USED BY OPERATING ACTIVITIES	7,338,512	(2,477,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(563,586)	(456,399)
Acquired Assets	(159,446)

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(723,032)	(456,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay Technology		-
Proceeds from line of credit	68,000	-
Payments on Notes payable	(292,655)	(115,356)
Payment on line of credit	(68,000)	-
Proceeds from notes payable - related parties		2,786,800
Conversions and refinancings on notes payable - related parties		(1,099,004)
Proceeds from notes payable & debentures
Payment on long-term debt	(2,901,595)
Payment to reacquire stock	(339,282)
Payments on bank borrowings	(54,748)
Issuance of Common Stock	378,260	1,405,228

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(3,210,020)	2,977,668

NET INCREASE (DECREASE) IN CASH	3,405,460	43,495

CASH AT BEGINNING OF PERIOD	253,856	210,361

CASH AT END OF PERIOD	3,659,316	253,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	1,318,076	92,636

Cash paid for taxes	800	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	128,103	563,647
Stock Compensation	619,363	341,238
	747,466	904,885

See accompanying notes to financial statements

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity (Deficit) - Common Stock
For the years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Paid in	Shares to
	Issued	.001	Issued	.001	Capital	be Issued

BALANCE, December 31, 2004			$33,885,117	$33,891	$4,844,384	$1,473
Issuance of stock for equity line			1,550,000	1,544	(1,165)
Issuance of stock for inducement			808,500	810	322,135	(410)
Issuance of stock for cash			264,000	264		(264)
Beneficial Conversion					754,238
Exercise of Puts					1,348,696
Conversion on convertible debentures			66,516	67	56,472
Stock Issued for Services			1,100,000	1,100	436,000	(750)
Re-issuance of stock as registered			1,420,500	1,420
Issuance of stock warrants					341,238
Reduction in stock subscription receivable, pre merger					(59,880)
Issuance of Stock Subscription Agreements					188,106	1,794
Net Loss for Period
BALANCE, December 31, 2005	-	-	39,094,633	39,096	8,230,224	1,843

Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	$47,193,839	$47,420	$9,327,597	$-

See accompanying notes to financial statements

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity (Deficit) - Common Stock
For the years ended December 31, 2006 and 2005

	Shares to be returned	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total S/E

BALANCE, December 31, 2004	$-	$(199,150)	$(59,880)	$(4,595,945)	$24,773
Issuance of stock for equity line	(385)				(6)
Issuance of stock for inducement					322,535
Issuance of stock for cash					-
Beneficial Conversion					754,238
Exercise of Puts					1,348,696
Conversion on convertible debentures					56,539
Stock Issued for Services		127,297			563,647
Re-issuance of stock as registered	(1,420)				-
Issuance of stock warrants					341,238
Reduction in stock subscription receivable, pre merger			59,880		-
Issuance of Stock Subscription Agreements			(189,900)		-
Net Loss for Period				(6,265,924)	(6,265,924)
BALANCE, December 31, 2005	(1,805)	(71,853)	(189,900)	(10,861,869)	(2,854,264)

Beneficial Conversion					(799,780)
Exercise of Warrants					152,003
Conversion of convertible debentures					1,321,838
Shares returned to Company	1,805				-
Shares repurchased	(227)				(339,282)
Shares issued					36,358
Purchase Interaccurate					58,751
Issuance of stock for services		71,853			128,103
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements			189,900		188,057
Stock Subscription agreements					1,774
Net Income				8,741,105	8,741,105
BALANCE, December 31, 2006	$(227)	$-	$-	$(2,120,764)	$7,254,026

See accompanying notes to financial statements

COMMERCE PLANET, Inc.
Notes to Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for our assumption of certain liabilities totaling $52,747. On June 20, 2006 the Company established three wholly- owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. to support our growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash 42,266 shares of common stock. On October 11, 2006 the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.

Commerce Planet, through its wholly-owned subsidiaries, offers a comprehensive line of products and services at wholesale prices through its online club memberships as well as online tools and technology to create, manage, and maintain effective website solutions for eCommerce. Additionally, the Company provides businesses with lead generation and order acquisition services, graphic design, printing and fulfillment, as well as secure co-location and data hosting services.

Basis Of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Reclassification Of Cost Of Sales And Operating Expenses

In the accompanying condensed statement of operations, all of the Company's operating expenses have been classified as cost of sales, salary expense, stock compensation, advertising expense, and other operating expense. This basis of presentation is different than in prior reports, and all prior period amounts have been changed to comply with the current period classification.

Cash And Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use Of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company defers revenue based on its estimate of the timing of payments within a month, estimate the benefit period of memberships to defer direct-response advertising, identify services prior to receipt of invoice for accrual purposes, and estimate the useful life of assets to calculate depreciation. Actual results could differ from those estimates.

Property and Equipment

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

Basic And Diluted Net Loss Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698 which might be converted into 35,030,817 shares of the Company’s common stock, based on the closing price of its common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of the Company’s common stock. All convertible debentures have been retired as of December 31, 2006, and the Company had 9,996,722 warrants outstanding that were eligible for conversion into shares of our common stock.

Stock Based Compensation

The Company has adopted the disclosure provisions only of SFAS No. 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average closing price.

During the year ended December 31, 2006, the Company granted 1,124,327 options to purchase common stock under its employee stock option plan, and issued warrants to purchase 1,300,000 of common stock. Additionally, warrants to purchase 27 shares of preferred stock which convert at 0.4167% of outstanding shares on the day of conversion. The strike prices on these issues range from $0.0 to $1.78 and each issue was accounted for in accordance with the provisions of APB No. 25.

Fair Value Of Financial Instruments

Statement of financial accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimated of fair value.

Comprehensive Income

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

Accounts Receivable

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

Inventory

The Company does not carry product inventories. Wholesale goods purchased for individual resale are drop shipped by third party suppliers. Marketing materials and other supplies which are kept on hand are generally expensed as purchased. The Company wrote-off minor amounts of inventory in conjunction with discontinued operations during the year ended December 31, 2006.

Revenue Recognition

The Company has eight revenue streams:
- Charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business.

- Offering our customers access to coaching services provided through a third party arrangement with 20-20 Advisors for a monthly fee. We began to offer this service in February 2005.

- Offering our customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, real estate listing services, and discounted entertainment packages for a monthly fee. These services are currently offered to our customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

- Product sales via our website.

- Providing our customer information to third parties who compensate us with a fee for each customer contact information acquired, or by sharing the revenues generated from contacting our customer. Revenues generated by the sale of our customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

- Providing businesses with graphic design and printing services, data merge, mailing and finishing.

- Offering clients fulfillment services including: assembly; pick and pack; mailing; and warehousing and inventory management services.

- Design and implementation of cutting-edge technology for secure electronic payment modules, advanced content search tools, and secure data hosting.

The Company does not provide multiple deliverables to its customers as described in EITF 00-21. Instead, the Company generally uses one revenue stream to develop potential revenues from another source, not from the same source. As such, the Company does not anticipate that the adoption of EITF 00-21 has a material effect on the financial statements.

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $1.85 and $9.95 fee to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge between $29.95 and $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses our internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. The Company notes that on a historical basis, its affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

The Company generates leads for Applied Merchant as potential customers of the Company contact the Company's customer service department. The Company can not reasonably determine the actual incremental cost incurred in the process of generating each telephone call from a potential customer. Therefore costs are expensed as incurred.

The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No.104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past.

Advertising Costs

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with its advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company’s products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company’s products and services. At December 31, 2006, and December 31, 2005, capitalized direct-response advertising costs of $1,962,466 and $159,182, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $6,055,104 in 2006 and $3,098,204 in 2005.

Discontinued Operations

During 2005, the Company decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus its efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the Company’s financial statements for the year ended December 31, 2006.

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

	Year Ended December 31
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$2,920,118	$13,455,180
Valuation allowance	(2,920,118)	(13,455,180)

Net deferred tax assets	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $4,714,075 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2025.

NOTE 3 - ACCOUNTS RECEIVABLE

As of December 31, 2006, and December 31, 2005 accounts receivable, consists of the following:

	Year Ended December 31
	2006	2005
Accounts Receivable
Impact Legal	$313,963	$284,482
Cutting Edge	343,221	-
Platinum Values	-	72,256
Misc	1,109,853	159,681
Allowance for Doubtful Accounts	(199,511)	(265,000)

Total	$1,567,526	$251,419

Miscellaneous receivables consist of multiple trade receivables, none of which are material.

NOTE 4 - OTHER RECEIVABLES

As of December 31, 2006, and December 31, 2005 other receivables, consists of the following:

	Year Ended December 31
	2006	2005
Other Receivables
Merchant Card Reserve	$2,032,824	$110,244
Return Provision	(141,536)	(37,000)
Other	10,183	3,662

Total	$1,901,470	$76,906

NOTE 5 - PREPAID EXPENSES

As of December 31, 2006, and December 31, 2005 prepaid expenses, consists of the following:

	Year Ended December 31
	2006	2005
Prepaid Expenses
Deferred Advertising	$1,962,466	$159,182
Insurance	$189,138	$10,969
Other	195,577	108,192

Total	$2,347,181	$278,343

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2006, and December 31, 2005, accounts payable and accrued expenses, consists of the following:

	Year Ended December 31
	2006	2005
Accounts Payable and Accrued Expenses
Accounts Payable and Accrued Expenses	$1,804,979	$586,133
Accrued Payroll and Payroll Taxes	$654,393	$57,335
Accrued Interest	-	79,896

Total	$2,459,372	$723,364

NOTE 7 - NOTES PAYABLE - RELATED PARTIES AND OTHERS

Notes Payable

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At December 31, 2006, the Notes Payable balance was $69,681 which represents the company’s entire debt. The total premiums for the policy are $120,088 and $88,875 was finances after a down payment of $31,212. The balanced was financed for 9 months at an annual interest rate of 9.75%.

Notes Payable - Related Parties

At December 31, 2005, the Company had Notes Payable to two majority shareholders for $25,000 each for a total of $50,000. Each note is unsecured, due on demand, and bears interest at a rate of 6%. At December 31, 2006 the Notes Payable were completely repaid.

NOTE 8 - CONVERTIBLE DEBT

Convertible Debentures

On January 5, 2004, the Company issued $125,000 worth of 6%, 5-year Term, Convertible Debentures to a minority shareholder. At December 31, 2006 the debenture was completely repaid.

On January 5, 2004, the Company issued convertible debentures of $250,000 to Dutchess Private Equities Fund LP. The debentures convert on January 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On January 19, 2004, the Company issued convertible debentures of $305,000 to eFund Capital Partners, LLC. The debentures convert on January 19, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On January 25, 2004, the Company issued convertible debentures of $50,000 to Dutchess Private Equities Fund LP. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On January 25, 2004, the Company issued convertible debentures of $50,000 to eFund Capital Partners, LLC. The debentures convert on January 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On March 3, 2004, the Company issued convertible debentures of $28,000 to Preston Capital Partners, LLC. The debentures convert on March 3, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 6% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. At December 31, 2006, the debenture was completely repaid.

On April 1, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of the Company’s common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. At December 31, 2006, the debenture was completely repaid.

On April 1, 2004, the Company issued convertible debentures of $90,000 to eFund Capital Partners, LLC. The debentures convert on April 1, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to eFund Capital Partners, LLC, to purchase 225,000 of the Company’s common shares at an exercise price at $1.42 per share. These warrants were valued at $49,612. At December 31, 2006, the debenture was completely repaid.

On May 5, 2004, the Company issued convertible debentures of $90,000 to Dutchess Private Equities Fund, II. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. The debenture was issued at a discount of $15,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 225,000 of the Company’s common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. At December 31, 2006, the debenture was completely repaid.

On May 5, 2004, the Company issued convertible debentures of $90,000 to eFund CapitalPartners, LLC. The debentures convert on May 5, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. The debenture was issued at adiscount of $15,000. On July 9, 2004, the Company issued a warrant to eFund CapitalPartners, LLC, to purchase 225,000 of the Company’s common shares at an exercise price at $1.42 per share. These warrants were valued at $65,098. At December 31, 2006, the debenture was completely repaid.

On July 9, 2004, the Company issued convertible debentures of $180,000 to Dutchess Private Equities Fund, II. The debentures convert on July 9, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. The debenture was issued at a discount of $30,000. On July 9, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 450,000 of the Company’s common shares at an exercise price at $1.17 per share. These warrants were valued at $127,126. At December 31, 2006, the debenture was completely repaid.

On August 15, 2004, the Company issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of our common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at our option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, we issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of our common shares at an exercise price at $1.03 per share. These warrants were valued at $74,843. At December 31, 2006 the debenture was completely repaid.

On August 15, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $10,000. On August 18, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of the Company’s common shares at an exercise price at $1.03 per share. These warrants were valued at $31,185. At December 31, 2006, the debenture was completely repaid.

On September 25, 2004, the Company issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of our common shares at an exercise price at $1.25 per share. These warrants were valued at $140,130. At December 31, 2006, the debenture was completely repaid.

On September 25, 2004, the Company issued convertible debentures of $60,000 to eFund Small Cap Fund, LP. The debentures convert on September 24, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $10,000. On September 25, 2004, the Company issued a warrant to eFund Capital Partners, to purchase 150,000 of the Company’s common shares at an exercise price at $1.25 per share. These warrants were valued at $37,873. At December 31, 2006, the debenture was completely repaid.

On October 25, 2004, the Company issued convertible debentures of $60,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on October 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $10,000. On October 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 150,000 of the Company’s common shares at an exercise price at $1.53 per share. These warrants were valued at $37,840. At December 31, 2006, the debenture was completely repaid.

On November 11, 2004, the Company issued convertible debentures of $162,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on November 11, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $27,000. On November 11, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 480,000 of the Company’s common shares at an exercise price at $1.25 per share. These warrants were valued at $168,254. At December 31, 2006, the debenture was completely repaid.

On December 28, 2004, the Company issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The debentures convert on December 28, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $40,000. On December 28, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 720,000 of the Company’s common shares at an exercise price at $1.25 per share. These warrants were valued at $200,010 At December 31, 2006, the debenture was completely repaid.

The Debentures pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $0.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement The principal amount of the Debentures are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. These Debentures are full recourse loans being made by the Holder and the Company is liable for any deficiency. At December 31, 200,6 the debenture was completely repaid.

Effective November 1, 2005, the Company entered into a Convertible Debenture agreement with a majority shareholder to issue $180,000 worth of non-interest bearing, 5-year Term, Convertible Debentures at a discount of $178,200. The debentures are convertible into shares of the Company's common stock at a price equal to the lesser of; (i) 75% of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five (5) days immediately preceding the date of the of debenture agreement. At December 31, 2006, the debenture was completely repaid.

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) 75% of the average of the lowest closing bid price during fifteen (15) immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty (20) days immediately preceding the closing date of the debenture agreement. At December 31, 2006, the debenture was completely repaid.

Convertible Promissory Notes

On February 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note had a 0% interest rate. At December 31, 2006, Note was completely repaid.

On April 18, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $132,000, at a discount of $22.000. The Note had a 0% interest rate. At December 31, 2006, the Note was completely repaid.

On April 18, 2005, the Company issued a Note to eFund Capital Partners, in the amount of $132,000, at a discount of $22,000. The Note had a 0% interest rate. At December 31, 2006, the Note was completely repaid.

On May 20, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $402,750, at a discount of $52,750. The Note had a 0% interest rate and $112,500 was repaid prior to December 18, 2005. The remaining amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On June 2, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $540,000, at a discount of $80,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On July 22, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $258,000, at a discount of $33,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 4, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $162,000, at a discount of $17,000. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 17, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $247,200, at a discount of $41,200. The Note had a 0% interest rate and was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 18, 2005, the Company issued Notes to eFund, in the amount of $221,000, at a total discount of $37,000. The Notes had a 0% interest rate and $18,211 was repaid prior to December 18, 2005. The remaining outstanding amount was exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the Note was completely repaid.

On August 18, 2005, the Company issued a Note to a majority shareholder, in the amount of $84,000, at a total discount of $14,000. The notes had a 0% interest rate and were exchanged into a four year, convertible debenture bearing interest of 10% effective December 18, 2005. At December 31, 2006, the promissory note was completely repaid.

On September 16, 2005, the Company issued a Note to Dutchess Private Equities Fund, L.P., in the amount of $192,000, at a discount of $32,000. The Note has a 0% interest rate and $162,752 was repaid during 2005, and the remaining $29,248 was outstanding at December 31, 2005. At December 31, 2006, the Note was completely repaid.

On September 30, 2005, the Company issued a Note to Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The Note has a 0% interest rate and is due and payable on March 30, 2006. At December 31, 2006, the Note was completely repaid.

On October 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, LP, in the amount of $30,000, at a discount of $5,000. The Note has a 0% interest rate. At December 31, 2006, the Note was completely repaid.

Effective December 18, 2005, the Company entered into a Convertible Debenture Exchange Agreement with majority shareholders to exchange the unpaid balance of Notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures.

Each of the Convertible Promissory Notes shall be paid in cash or in shares of common stock, par value $0.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Promissory Note at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Promissory Notes are subject to automatic conversion at the maturity date at which time all Promissory Notes outstanding will be automatically converted based upon the formula set forth in the agreement. At December 31, 2006 the Note was completely repaid.

NOTE 9 - CAPITAL STOCK

Preferred Stock

On August 3, 2006, the Company authorized 100 shares of preferred series “D” stock at par value of $0.001. Shares of preferred stock convert at 0.4167% of outstanding shares of common stock on the day of conversion. As of December 31, 2006, 15 preferred shares were issued as follows:

Michael Hill	7 shares
Charlie Gugliuzza	7 Shares
David Foucar	1 Share

Common Stock

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000. The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.

During the year ended December 31, 2006, the following shares of common stock were issued by the Company:

Name	Transaction Type	Date	Issued
Oustanding at 12/31/05			39,094,633
Minority Shareholder	Stock Rescission	01/05/06	(340,500)
Preston Capital	Stock Rescission	01/05/06	(384,871)
Efund Capital Partners	Conversion of convertible debentures	01/13/06	100,000
Dutchess Equities Fund LP	Conversion of convertible debentures	01/13/06	300,000
Minority Shareholder	Conversion of convertible debentures	01/13/06	10,000
Minority Shareholder	Conversion of convertible debentures	01/19/06	10,000
Efund Capital Partners	Conversion of convertible debentures	01/19/06	150,000
Dutchess Equities Fund LP	Conversion of convertible debentures	01/19/06	287,801
Dutchess Equities Fund LP II	Conversion of convertible debentures	02/03/06	30,000
Efund Capital Partners	Conversion of convertible debentures	02/03/06	100,000
Minority Shareholder	Conversion of convertible debentures	02/03/06	9,000
Dutchess Equities Fund LP	Conversion of convertible debentures	02/22/06	37,800
Efund Capital Partners	Conversion of convertible debentures	03/07/06	500,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/10/06	84,750
Minority Shareholder	Conversion of convertible debentures	03/10/06	5,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/16/06	150,000
Minority Shareholder	Conversion of convertible debentures	03/16/06	10,000
Minority Shareholder	Warrant Exercise	03/16/06	120,000
Minority Shareholder	Conversion of convertible debentures	03/24/06	5,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/24/06	83,400
Minority Shareholders	Subscription Agreement 12/28/05	04/03/06	1,736,363
Dutchess	Subscription Agreement 12/28/05	04/03/06	8,000
Efund	Subscription Agreement 12/28/05	04/03/06	30,000
EFund Capital Partners	Conversion of convertible debentures	04/13/06	619,118
Efund Small Cap Fund	Conversion of convertible debentures	04/13/06	467,654
Minority Shareholder	Conversion of convertible debentures	04/25/06	171,500
Affiliate	Stock Rescission	05/04/06	(375,000)
Marketbyte LLC	Stock Rescission	05/04/06	(375,000)

Name	Transaction Type	Date	Issued
Luminary Ventures	Stock Rescission	05/04/06	(150,000)
Minority Shareholder	Stock Rescission	05/04/06	(75,000)
Pacific Shores	Stock Rescission	05/04/06	(75,000)
Minority Shareholder	Stock Rescission	05/04/06	(30,000)
Preston Capital Partners	Excecise Put	05/17/06	287,439
Minority Shareholder	Conversion of convertible debentures	05/17/06	449,500
Preston Capital Partners	Excecise Put	05/22/06	105,559
Preston Capital Partners	Excecise Put	05/31/06	74,212
Dutchess Private Equities II	Conversion of convertible debentures	06/01/06	150,000
Dutchess Private Equities II	Conversion of convertible debentures	06/02/06	300,000
Dutchess Private Equities II	Conversion of convertible debentures	06/06/06	257,915
Dutchess Private Equities	Conversion of convertible debentures	06/07/06	347,621
Dutchess Private Equities II	Conversion of convertible debentures	06/07/06	250,000
EFund Capital Partners	Conversion of convertible debentures	06/08/06	439,794
Dutchess Private Equities II	Conversion of convertible debentures	06/13/06	225,000
Dutchess Private Equities II	Conversion of convertible debentures	06/19/06	375,127
Dutchess Private Equities II	Conversion of convertible debentures	07/12/06	241,127
Dutchess Private Equities II	Conversion of convertible debentures	08/03/06	501,381
Ronald Feldman	Conversion of convertible debentures	08/10/06	480,000
Minority Shareholder	Conversion of convertible debentures	08/10/06	200,000
Seacoast Financial	Shares Issued for services	09/26/06	300,000
Interaccurate acquisition	Issued for Payment	10/31/06	42,266
Affiliate	Warrant Exercise	11/13/06	30,000
Commerce Planet	Shares Repurchased	12/01/06	(34,500)
Commerce Planet	Shares Repurchased	12/04/06	(15,000)
Commerce Planet	Shares Repurchased	12/05/06	(34,000)
Commerce Planet	Shares Repurchased	12/07/06	(15,000)
Commerce Planet	Shares Repurchased	12/08/06	(20,000)
Commerce Planet	Shares Repurchased	12/11/06	(13,000)
Commerce Planet	Shares Repurchased	12/12/06	(7,000)
Affiliate	Warrant Exercise	12/15/06	48,750
Commerce Planet	Shares Repurchased	12/19/06	(20,000)
Commerce Planet	Shares Repurchased	12/20/06	(32,500)
Commerce Planet	Shares Repurchased	12/28/06	(31,000)
Commerce Planet	Shares Repurchased	12/29/06	(4,500)
Oustanding at 12/31/06			47,193,839

During the years ended December 31, 2006, and December 31, 2005, the Board of Directors approved the issuance of warrants to purchase an aggregate of 3,274,327 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $0.01 to $1.74 per share, vest over periods up to 24 months, and expire at various times through December 2010. 750,000 of the total warrants outstanding were cancelled and 198,750 were exercised. The average remaining contractual life of all outstanding warrants is 2.7 years.

A summary of warrant activity for 2006 and 2005, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2004	4,020,000	$1.23	4,020,000	$1.23

Granted	878,750	$0.67
Exercised
Outstanding, December 31, 2005	4,898,750	$1.13	4,020,000	$1.23

Granted	7,733,634	$0.31	6,225,472	$0.03
Cancelled	(750,000)	$0.67
Exercised	(715,960)	$0.77	(715,960)	$0.77
Outstanding, December 31, 2004	11,166,424	$0.49	9,529,512	$0.47

NOTE 10 - OTHER INCOME AND EXPENSE

As of December 31, 2006, and December 31, 2005, other income and expenses, consists of the following:

	Year Ended December 31
	2006	2005
Other Income/Expense
Other Income	(30,080)	-
Beneficial Conversion Recovery	(837,191)	-
Interest Income	(50,331)	-
Interest Expense	1,373,668	1,630,464
Other Income/Expense	456,066	1,630,464

During the years ended December 31, 2005, and 2004, we incurred beneficial conversion expenses of $754,238 and $655,516, which are included in interest expense in the consolidated financial statements. During the year ended December 31, 2006, we retired all of our debt allowing us to recover $837,191 of the beneficial conversion expense taken in 2004 and 2005, which was included in other income.

NOTE 11 - FINANCIAL ACCOUNTING DEVELOPMENTS

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatory redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004,the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company doe not have any interest in any VIE.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the Company’s financial statements.

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

In February 2006, the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Commitments

Minimum future rental payments under non-cancelable operating leases as of December 31, 2006, for each of the next five years and in the aggregate are as follows:

2007	$ 285,807
2008	$ 293,229
2009	$ 120,976

Total	$ 700,012

The Company entered a two year cost plus agreement on October 11, 2006, with Datascension, Inc., an unrelated party, that enables Consumer Loyalty Group to operate a state of the art call center. The call center became operational on November 27, 2006 and is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S. based counterparts.

The Company’s bank deposits at Bank of America, First Republic Bank, and First Regional Bank all exceed the federally insured limit of $100,000.

NOTE 13 - RELATED PARTY TRANSACTIONS

On February 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as an inducement to provide financing. The shares were valued at $40,219. At December 31, 2006 the Note was completely repaid.

In February 2005, the Company entered into a software agreement with Discount Solutions, Inc. to purchase certain software license rights to software that is used to provide web based stores to the Company’s customers. The Company agreed to purchase a perpetual license for use of the software of $52,500, and to compensate Discount Solutions $24,000 monthly for the full service hosting and maintenance of the Company’s customers' web stores. The Company’s Chief Executive Officer is a majority owner of Discount Solutions. This agreement automatically renews monthly unless notice is provided be either party. We intend to renegotiate and extend the terms of this agreement.

On April 18, 2005, the Company issued $132,000 of non-interest bearing Convertible Promissory Notes, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. The Company issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968. At December 31, 2006, the Note was completely repaid.

On May 20, 2005, the Company issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500. At December 31, 2006, the Note was completely repaid.

On June 2, 2005, the Company issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005, was zero. The Company issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700. At December 31, 2006, the Note was completely repaid.

On July 22, 2005, the Company issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925. At December 31, 2006, the Note was completely repaid.

The Company awarded 750,000 warrants to its Chief Financial Officer upon his hiring during July 2005. 500,000 of the warrants vest one year after his date of hire, and 250,000 vest two years after his date of hire. 500,000 of the warrants are priced at $1.12 per share, and 250,000 are priced at $0.10 per share. The warrants have been cancelled.

On August 4, 2005, the Company issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937. At December 31, 2006, the Note was completely repaid.

On August 17, 2005, the Company issued a $247,200 non-interest bearing Convertible Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975. At December 31, 2006, the Note was completely repaid.

On August 18 2005, the Company issued a $221,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $37,000, to eFund Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125. At December 31, 2006, the Note was completely repaid.

On August 18 2005, the Company issued a $84,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375. On September 16, 2005, the Company issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. The Company issued 50,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. At December 31, 2006, the Note was completely repaid.

On September 30, 2005, the Company issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. The Company issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. At December 31, 2006, the Note was completely repaid.

On October 11, 2005, the Company issued a $30,000 non-interest bearing Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. The Company issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000. At December 31, 2006, the Note was completely repaid.

Effective November 1, 2005, the Company agreed to issue a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of the Company’s common stock at a price equal to the lesser of; (i) 75% of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement. At December 31, 2006, the debenture was completely repaid.

Effective December 15, 2005, the Company entered into a Convertible Debenture Exchange Agreement with Dutchess Private Equities Fund, II, LP and eFund Capital Partners to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) 75% of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement. At December 31, 2006, the debentures were completely repaid.

The Convertible Promissory Notes shall be paid in cash or in shares of common stock, par value $0.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Promissory Note at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Promissory Notes are subject to automatic conversion at the maturity date at which time all Promissory Notes outstanding will be automatically converted based upon the formula set forth in the agreement. At December 31, 2006 the debenture was completely repaid.

On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility. Total consideration of $235,000 consisted of $176,239 in cash 42,266 shares of common stock. The Company’s executives Michael Hill, Charlie Gugliuzza, and Ethan Brooks were parties to the transaction.

NOTE 14 - SUBSEQUENT EVENTS

On November 27, 2006, the Board of Directors authorized the repurchase of its outstanding common stock through December 31, 2007 in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, subject to an aggregate purchase limit of $2,000 000.

On February 26, 2007, the Company filed Articles of Correction with the Utah Department of Commerce’s Division of Corporations which corrected an incorrect statement in the Articles of Incorporation relating to the conversion rate of the Company's Series D Convertible Preferred Stock.

On February 16, 2007, 3,037,500 shares of the Company’s common stock, par value $0.001 per share were sold to JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund, Ltd. The sale of the shares was made pursuant to a Securities Purchase Agreement, dated February 7, 2006. Shares held by Michael Hill, Charles Gugliuzza, David Foucar, Aaron Gravitz, Ethan Brooks and Miguel Angel Vazquez were sold for a purchase price of $1.90 per share, which represented a 10% discount to the average trailing 20 day closing bid price for the shares of the Common Stock.

In a separate transaction, on February 16, 2007, 1,800,000 shares of the Company’s Common Stock were sold to selected institutional investors. The sale of the shares was made pursuant to a Securities Purchase Agreement, dated February 12, 2006. Shares held by eFund Capital Partners were sold to institutional investors and were sold for a purchase price of $1.90 per share. Subsequent to the this transaction, eFund will remain a major shareholder of the Company.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2006, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Michael Hill	30	Chief Executive Officer, Chairman of the Board of Directors

David Foucar	46	Chief Financial Officer, Director

Charlie Gugliuzza	32	President, Director

MICHAEL HILL has been our Chief Executive Officer and Director since January 15, 2004. Mr. Hill was appointed to the position of Chairman of the Board of Directors on August 18, 2006. From 1999 until 2003, Mr. Hill acted as President and Chief Executive Officer of Intravantage Marketing, another Santa Barbara based marketing firm, while simultaneously serving as a consultant for several smaller organizations. From January 1998 until starting Intavantage Marketing he was the Vice President of International Specialties, Inc.

DAVID FOUCAR has been our Chief Financial Officer since June 13, 2006. Mr. Foucar has served as Director since August 18, 2006. Mr. Foucar has over 20 years of experience in finance and accounting including 10 years in the technology industry. From October 2003 until June 2006, Mr. Foucar was the President and Owner of Malibu West, a Financial Consulting firm. From March 2001 to October 2003, Mr. Foucar served as Director of Financial Planning and Analysis for Intel, Inc.’s Mobile Communications Division. His experience also includes management positions at Xircom, Inc., as well as financial management positions at Intel, Inc., Nestle USA, and Siemens AG. Mr. Foucar received his B.S. in Business Management and Economics from the University of La Verne, and an M.B.A. in Finance from California Lutheran University.

CHARLIE GUGLIUZZA has served as our Director since August 18, 2006. Mr. Gugliuzza has served as our President since September 7, 2006. From May 2006 until September 2006, Mr. Gugliuzza was employed as a consultant with Olive Tree Consulting. Prior to this position, Mr. Gugliuzza was the Chief Executive Officer of American Power Supplies from February 2004 to April 2005. He served as the Chief Operating Officer of Battery—Biz from January 2002 until January 2004. Mr Gugliuzza also served as the Chief Operating Officer of eBatts.com from January 1999 to December 2001. Mr. Gugliuzza received his B.A. in Political Science from the University of California at Irvine, and his J.D. from the University of Loyola—Los Angeles.

BOARD OF DIRECTORS

We currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Foucar, a Director, qualifies as an "audit committee financial expert" as defined in Item 401(e)(2) of Regulation S-B.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer, our Chief Financial Officer and our President, during the fiscal year ended December 31, 2006. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal	Year Ended	Base Salary	Bonus	Stock Awards	Option Awards	Non-equity plan compensation	Non-qualified Deferred compensation Earnings	All Other Compensation	Dollar Value of total compensation for the covered fiscal year
Position	December 31,	$	$	$	$	$	$	$	$
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Hill	2006	305,408	224,458	0	480,422 (1)(2)	0	0	24,600 (4)	1,034,888
Chief Executive Officer, Director	2005	164,308	124,116	0	0	0	0	0	288,424
Charlie Gugliuzza	2006	109,038	224,446	0	480,422 (1)(2)	0	0	25,241 (4)	839,147
President, Director
David Foucar	2006	69,000	17,316	0	210,015(1)(3)	0	0	17,500 (4)	313,831
Chief Financial Officer, Director

(1) The members of our Board of Directors received a Series D Preferred Stock Purchase Warrant for 1 share of our Series D Convertible Preferred Stock as compensation for serving as director.

(2) Mr. Hill and Mr. Gugliuzza received 12 shares of our Series D Preferred Stock as compensation for serving as Chief Executive Officer and President, respectively.

(3) Mr. Foucar received a one time stock option grant of 0.25% of the total number of shares outstanding as of June 13, 2006. The options vest over 24 months on a pro-rata basis.

(4) Includes $15,000 paid to each of our directors for expenses they incurred in performing their duties for the Board.

EXECUTIVE COMPENSATION NARRATIVE

On September 7, 2006, we entered into an employment agreement with our Chief Executive Officer, Michael Hill, whereby he receives an annual salary of $350,000. In addition, Mr. Hill will receive an annual bonus equal to 5% of our adjusted net profits. In the third quarter of 2006, Mr. Hill received 12 shares of our Series D Preferred Stock as compensation for serving as our Chief Executive Officer.

On September 7, 2006, our Board of Directors appointed Charlie Gugliuzza as our President. On September 1, 2006, we also entered into an employment agreement with Mr. Gugliuzza whereby he receives an annual salary of $350,000. In addition, Mr. Gugliuzza will receive an annual bonus equal to 5% of our adjusted net profits. In the third quarter of 2006, Mr. Gugliuzza received 12 shares of our Series D Preferred Stock as compensation for serving as our President.

On June 13, 2006, our Board of Directors appointed David Foucar as Chief Financial Officer. Under Mr. Foucar’s employment agreement he receives an annual salary of $130,000. In addition, he is eligible to receive an annual bonus of up to 20% of his annual salary. Mr. Foucar also received a one time stock option grant of 0.25% of the total number of shares outstanding as of June 13, 2006. The options vest over 24 months on a pro-rata basis.

Outstanding Equity Awards at Fiscal Year-End Table

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Hill	1,179,846	0	0	0	Jan. 1, 2010	0	0	0	0
Charlie Gugliuzza	1,179,846	0	0	0	Jan. 1, 2010	0	0	0	0
David Foucar	31,270	81,734	0	0	Jun. 13, 2010	0	0	0	0

DIRECTOR COMPENSATION

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2006. Except as listed below, no other compensation was paid to our Directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity plan compensation	Non-qualified Deferred compensation Earnings	All Other Compensation	Total
	$	$	$	$	$	$	$
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Michael Hill	15,000	187,566	0	0	0	0	202,566
Charlie Gugliuzza	15,000	187,566	0	0	0	0	202,566
David Foucar	15,000	187,566	0	0	0	0	202,566

DIRECTOR COMPENSATION AGREEMENT

Starting in 2006, our Directors receive $3,000 for each month of service. In addition, our Directors received one share of Series D Convertible Preferred Stock as compensation during the third quarter of 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2006, by each person known by us to (i) own beneficially more than 5% of each class, (ii) by each of our Directors and Executive Officers and (iii) by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Title of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Michael Hill (b) 30 S. La Patera Lane, Suite 8 Goleta, CA 93117	10,553,041	21.2%
David Foucar (c) 30 S. La Patera Lane, Suite 8 Goleta, CA 93117	220,200	*
Charlie Gugliuzza (d) 30 S. La Patera Lane, Suite 8 Goleta, CA 93117	2,635,291	5.3%
Barrett Evans (e) 301 East Ocean Blvd. Long Beach, CA 90802	10,291,250	21.4%
Michael A. Novielli (f) 100 Mill Plain Rd., 3rd Floor Danbury, CT 06811	7,057,750	14.0%
Douglas Leighton (g) 50 Commonwealth Ave. Boston, MA 02116	7,057,750	14.0%
Dutchess Advisors, LLC (h) 50 Commonwealth Ave. Boston, MA 02116	3,600,000	7.6%
eFund Capital Parthers, LLC (i) 301 East Ocean Blvd. Long Beach, CA 90802	7,013,250	14.7%
eFund Small-Cap Fund (j) 301 East Ocean Blvd. Long Beach, CA 90802	3,300,000	6.9%
Aaron Gravitz (k) 327 Woodley Court Santa Barbara, CA 93105	2,608,571	5.5%
All Directors and current executive officers as a group	13,408,532	25.5%

* Less than 1%

a) Percentage calculations are based on 47,193,839 shares issued and outstanding as of December 31, 2006.

b) Mr. Hill owns 7,996,500 of common stock and 13 shares of Series D Convertible Stock that can be converted within 60 days into 2,556,541 shares of common stock. Each share of Series D Convertible Preferred Stock converts into 0.4167% of the total number of shares issued and outstanding on the date of conversion.

c) Mr. Foucar owns 23,543 shares of common stock that are issuable within 60 days upon the exercise of options. The options have an exercise price of $0.45 per share and expire on June 13, 2010. Mr. Foucar also owns 1 share of Series D Convertible Stock that can be converted within 60 days into 196,657 shares of common stock. Each share of Series D Convertible Preferred Stock converts into 0.4167% of the total number of shares issued and outstanding on the date of conversion.

d) Mr. Gugliuzza owns 78,750 shares of common stock that are issuable within 60 days upon the exercise of warrants. The warrants have an exercise price of $0.18 per share and expire on December 25, 2009. Mr. Gugliuzza also owns 13 shares of Series D Convertible Stock that can be converted within 60 days into 2,163,227 shares of common stock. Each share of Series D Convertible Preferred Stock converts into 0.4167% of the total number of shares issued and outstanding on the date of conversion.

e) Mr. Evans owns 10,000 shares of common stock, 6,531,250 shares of common stock through eFund Capital Partners, LLC and 3,000,000 shares of common stock through eFund Small Cap Fund, LP. Mr. Evans owns 225,000 shares of common stock through eFund Capital Partners, LLC that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.53 per share and an expiration date of April 1, 2008. Mr. Evans owns 225,000 shares of common stock through eFund Capital Partners, LLC that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of May 5, 2008. Mr. Evans owns 150,000 shares of common stock through eFund Small Cap Fund LP that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.03 per share and an expiration date of August 18, 2008. Mr. Evans owns 150,000 shares of common stock through eFund Small Cap Fund LP that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of September 25, 2008.

f) Mr. Novielli owns 128,000 shares of common stock through Dutchess Private Equities Fund, L.P., 179,750 shares of common stock through Dutchess Private Equities Fund II, L.P., 3,600,000 shares of common stock through Dutchess Advisors, LLC. Mr. Novielli owns 540,000 shares of common stock through Dutchess Private Equities Fund, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of September 25, 2008. Mr. Novielli owns 720,000 shares of common stock through Dutchess Private Equities Fund, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of December 18, 2008. Mr. Novielli owns 225,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of April 1, 2008. Mr. Novielli owns 225,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of May 5, 2008. Mr. Novielli owns 450,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.17 and an expiration date of July 7, 2008. Mr. Novielli owns 360,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.03 and an expiration date of August 18, 2008. Mr. Novielli owns 150,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.53 and an expiration date of October 25, 2008. Mr. Novielli owns 480,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of November 11, 2008.

g) Mr. Leighton owns 128,000 shares of common stock through Dutchess Private Equities Fund, L.P., 179,750 shares of common stock through Dutchess Private Equities Fund II, L.P. and 3,600,000 shares of common stock through Dutchess Advisors, LLC. Mr. Leighton owns 540,000 shares of common stock through Dutchess Private Equities Fund, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of September 25, 2008. Mr. Leighton owns 720,000 shares of common stock through Dutchess Private Equities Fund, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of December 18, 2008. Mr. Leighton owns 225,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of April 1, 2008. Mr. Leighton owns 225,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of May 5, 2008. Mr. Leighton owns 450,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.17 and an expiration date of July 7, 2008. Mr. Leighton owns 360,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.03 and an expiration date of August 18, 2008. Mr. Leighton owns 150,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.53 and an expiration date of October 25, 2008. Mr. Leighton owns 480,000 shares of common stock through Dutchess Private Equities Fund II, L.P. that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of November 11, 2008.

h) Dutchess Advisors owns 3,600,000 shares of common stock. Michael Novielli and Douglas Leighton have voting and dispositive power over the shares held by Dutchess Advisors, LLC.

i) eFund Capital Partners owns 6,531,250 shares of common stock. eFund Capital Partners owns 225,000 shares of common stock that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.53 per share and an expiration date of April 1, 2008. eFund Capital Partners owns 225,000 shares of common stock that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.42 and an expiration date of May 5, 2008. Barrett Evans has voting and dispositive power over the shares held by eFund Capital Partners LLC.

j) eFund Small Cap Fund, L.P. owns 3,000,000 shares of common stock. eFund Small Cap Fund, L.P. owns 150,000 shares of common stock that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.03 per share and an expiration date of August 18, 2008. eFund Small Cap Fund, L.P. owns 150,000 shares of common stock that are issuable within 60 days upon the exercise of warrants with an exercise price of $1.25 and an expiration date of September 25, 2008. Barrett Evans has voting and dispositive power over the shares held by eFund Small Cap Fund, L.P.

k) Aaron Gravitz owns 2,608,571 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as an inducement to provide financing. The shares were valued at $40,219. At December 31, 2006 the Note was completely repaid.

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

On April 18, 2005, we issued a $132,000 non-interest bearing Convertible Promissory Note, due August 18, 2005 at a discount of $44,000, to eFund Capital Partners, LLC and Dutchess Private Equities Fund, II, LP. The Notes have a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 13,750 shares to eFund Capital Partners and Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,968. At December 31, 2006, the Note was completely repaid.

On May 20, 2005, we issued a $402,750 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $52,750, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $112,500 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 40,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $46,500. At December 31, 2006, the Note was completely repaid.

On June 2, 2005, we issued a $540,000 non-interest bearing Convertible Promissory Note, due December 20, 2005 at a discount of $80,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 54,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $50,700. At December 31, 2006, the Note was completely repaid.

On July 22, 2005, we issued a $258,000 non-interest bearing Convertible Promissory Note, due December 22, 2005 at a discount of $33,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $8,925. At December 31, 2006, the Note was completely repaid.

We awarded seven hundred and fifty thousand warrants to our Chief Financial Officer upon his hiring during July 2005. Five hundred thousand of the warrants vest one year after his date of hire, and two hundred fifty thousand vest two years after his date of hire. Five hundred thousand of the warrants are priced at $1.12 per share, and two hundred fifty thousand are priced at $0.10 per share. The warrants have been cancelled.

On August 4, 2005, we issued a $162,000 non-interest bearing Convertible Promissory Note, due January 4, 2006 at a discount of $17,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 25,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $15,937. At December 31, 2006, the Note was completely repaid.

On August 17, 2005, we issued a $247,200 non-interest bearing Convertible Promissory Note, due January 17, 2006 at a discount of $40,200, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 37,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $24,975. At December 31, 2006, the Note was completely repaid.

On August 18 2005, we issued a $221,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $37,000, to eFund Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125. At December 31, 2006, the Note was completely repaid.

On August 18 2005, we issued a $84,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. We issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375. On September 16, 2005, we issued a $192,000 non-interest bearing Convertible Promissory Note, due March 15, 2006 at a discount of $32,000, to Dutchess Private Equities Fund, II, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, $162,752 of this Note was repaid, and the balance at December 31, 2005 was $29,248. We issued 50,000 shares to Dutchess Private Equities Fund, II, LP as an inducement to provide financing. The shares were valued at $31,500. At December 31, 2006, the Note was completely repaid.

On September 30, 2005, we issued a $276,000 non-interest bearing Convertible Promissory Note, due March 30, 2006 at a discount of $46,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance at December 31, 2005 was $276,000. We issued 70,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $42,000. At December 31, 2006, the Note was completely repaid.

On October 11, 2005, we issued a $30,000 non-interest bearing Convertible Promissory Note, due April 11, 2006 at a discount of $5,000, to Dutchess Private Equities Fund, LP. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance December 31, 2005 was $30,000. We issued 8,000 shares to Dutchess Private Equities Fund, LP as an inducement to provide financing. The shares were valued at $5,000. At December 31, 2006, the Note was completely repaid.

Effective November 1, 2005, we agreed to issue a convertible debenture to eFund Capital Partners, in the amount of $180,000, at a discount of $176,200. The debenture has a 10% interest rate and is due and payable November 1, 2009. The debentures are convertible into shares of our common stock at a price equal to the lesser of; (i) seventy-five percent of the average of the closing bid price of the stock for the five days prior to conversion or (ii) the average of the closing bid price of the stock on the five days immediately preceding the date of the of debenture agreement. At December 31, 2006, the debenture was completely repaid.

Effective December 15, 2005, we entered into a Convertible Debenture Exchange Agreement with Dutchess Private Equities Fund, II, LP and eFund Capital Partners to exchange the unpaid balance of promissory notes issued in 2005 worth $1,784,239 into 10%, 4-year term, Convertible Debentures. The debentures are convertible at the lesser of (i) seventy-five percent of the average of the lowest closing bid price during fifteen immediately preceding the conversion date or (ii) 100% of the average of the closing bid price of the stock for the twenty days immediately preceding the closing date of the debenture agreement. At December 31, 2006, the debenture was completely repaid.

On October 3, 2006 we acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility. Total consideration of $235,000 consisting of $176,239 in cash 42,266 shares of common stock. Our executives Michael Hill, Charlie Gugliuzza, and Ethan Brooks were parties to the transaction.

ITEM 13. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
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

4.14 Warrant Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.13 to the Form SB-2 filed October 8, 2004,and incorporated herein by reference).

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

4.39 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 4, 2005 (included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.40 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 17, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.41 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.42 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.42 Promissory Note between the Company and Barrett Evans, dated August 18, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.43 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.44 Promissory Note between the Company and eFund Capital Partners, LLC, dated August 18, 2005 (included as Exhibit 4.45 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.45 Promissory Note between the Company and Dutchess Private Equities Fund, LP, dated September 16, 2005 (included as Exhibit 4.46 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.46 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.47 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference)

4.47 Convertible Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, II, LP dated December 18, 2005 (included as Exhibit 4.2 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

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

10.32 Corporate Consulting Agreement between the Company and Olive Tree LLC dated June 28, 2005, as amended on October 25, 2005, October 31, 2005, and January 4, 2006 (included as Exhibit 10.32 to the Form 10-KSB filed March 21 2006, and incorporated herein by reference).

10.33 Corporate Consulting Agreement between the Company and SeaCoast Financial LLC, dated February 7, 2006 (included as Exhibit 10.33 to the Form 10-QSB filed May 8, 2006, and incorporated herein by reference).

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Jaspers + Hall, PC were our auditors for the fiscal year ended December 31, 2005, and continued as our auditors for the fiscal year ended December 31, 2006.

For their 2005 year end audit and review of our Quarterly Reports on Form 10-QSB for 2006, Jaspers + Hall, PC billed us $22,500. We have contracted Jaspers + Hall, PC to complete the audit for the year ended 2006 for $25,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Goleta, State of California on the 1st day of March 2007.

COMMERCEPLANET, INC.

/s/ Michael Hill	Date: March 1, 2007
By: Michael Hill Title: Chief Executive Officer

/s/ David Foucar	Date: March 1, 2007
By: David Foucar Title: Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Hill Michael Hill	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2007

/s/ David Foucar David Foucar	Director and Chief Financial Officer Principal Accounting Officer	March 1, 2007

/s/ Charlie Gugliuzza Charlie Gugliuzza	Director and President	March 1, 2007