Form 10QSB
period 2007-03-31
Commerce Planet
filed 2007-05-14
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

COMMISSION FILE NO. 333-34308

COMMERCE PLANET, INC.
(Exact name of issuer as specified in its charter)

UTAH	87-0520575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 S. LaPatera Lane, Suite 8 Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (805) 964-9126

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of March 31, 2007, the Issuer had 49,879,252 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMMERCE PLANET, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COMMERCE PLANET, INC.

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Commerce Planet, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Commerce Planet, Inc. as of March 31, 2007, and the related consolidated statement of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
Denver, CO
May11, 2007

COMMERCE PLANET, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
Unaudited
	March 31	December 31
ASSETS	2007	2006
Current Assets
Cash	$5,415,874	$3,659,316
Accounts Receivable, net of allowances	2,061,925	1,567,526
Other Receivables	3,537,368	1,901,470
Deferred Tax Asset	2,219,183	-
Prepaid Expenses	2,833,346	2,347,181

Total Current Assets	16,067,696	9,475,493

Fixed Assets
Equipment	915,506	792,564
Furniture & Fixtures	117,321	101,091
Computers & Software	696,215	789,628
Leasehold Improvements	121,168	121,168

Total Fixed Assets	1,850,210	1,804,451
Accumulated Depreciation	(575,273)	(498,659)

Net Fixed Assets	1,274,937	1,305,792

Other Assets
Deposits	22,856	19,154
Long Term Investment	100,000
Other Assets	4,664	-

Total Other Assets	127,520	19,154

TOTAL ASSETS	$17,470,153	$10,800,439

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,654,505	$2,459,372
Note Payable	40,300	69,681
Deferred Revenue	1,343,852	1,017,360
Income Tax Payable	2,174,593	-
Deferred Tax Liability	489,964	-

Total Current Liabilities	6,703,214	3,546,413

Total Long Term Liabilities	-	-

Total Liabilities	6,703,214	3,546,413

Equity
Series D Preferred stock, 100 authorized
shares at $0.001 par value, 15 shares issued
and 14 shares outstanding at March 31, 2007

Common stock, 100,000,000 shares authorized
shares at $0.001 par value, 49,879,252 shares issued and
outstanding at March 31, 2007, and 47,193,839 shares
issued and outstanding at December 31, 2006	49,879	47,420

Additional Paid in Capital	9,164,040	9,327,597
Deferred Compensation	-	-
Shares to be issued	48	-
Shares to be returned	-	(227)
Stock subscription receivable	-	-
Retained Earnings/(Accumulated deficit)	1,552,972	(2,120,764)

Total Equity	10,766,939	7,254,026

TOTAL LIABILITIES & EQUITY	$17,470,153	$10,800,439

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Unaudited
	Three Months Ended March 31
Revenue	2007	2006
Membership Revenue	$11,520,366	$3,307,623
Upsell Revenue	984,357	210,521
Lead Revenue	649,492	388,827
Fulfillment/Other Revenue	81,491	25,372

Total Revenue	13,235,726	3,932,343

Cost of Goods Sold	2,556,490	687,575

Gross Profit	10,679,236	3,244,768

Expense
Salaries and Personnel Related	1,616,629	533,213
Stock Compensation	238,022	185,000
Advertising	3,466,046	1,106,616
Other Expenses	1,273,331	885,352

Total Operating Expense	6,574,028	2,710,181

Net Ordinary Income	4,105,209	534,587

Other (Income)/Expense	(16,499)	340,207

Income/(Loss) before Income taxes	4,121,708	194,380

Provision for Income Taxes	447,972	-

Net Income/(Loss)	$3,673,736	$194,380

Basic Net Income/(Loss) Per Common Share	$0.08	$0.00

Diluted Net Income/(Loss) Per Common Share	$0.07	$0.00

Basic Weighted Average
Number of Common Shares	48,618,228	39,445,891

Diluted Weighted Average
Number of Common Shares	56,349,450	43,474,641

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Unaudited
	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	3,673,736	194,380

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services		104,668
Depreciation and amortization	78,755	44,733
Allowance for doubtful accounts	213,989	12,500
Stock Compensation	238,022	185,000
Amortization of debt interest	-	214,278
Debt conversion feature expense	-	37,411

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(604,774)	(170,779)
Other receivables	(1,680,093)
Other assets	(534,754)	(912,627)
Deferred revenue	326,492	582,983
Deferred tax asset	(2,219,183)
Accounts payable and accruals	160,321	396,783
Income tax payable	2,174,593
Deferred tax liability	489,964	-

NET CASH FLOWS USED BY OPERATING ACTIVITIES	2,316,068	689,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(45,699)	(11,425)
Long term investments	(100,000)
Acquired Assets	14,415	-

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(131,284)	(11,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	68,000
Payments on Notes payable	(29,380)	(335,248)
Payment on long-term debt	-	(166,000)
Payment to reacquire stock	(483,606)	-
Issuance of Common Stock	84,760	191,900

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(428,226)	(241,348)

NET INCREASE (DECREASE) IN CASH	1,756,558	436,512

CASH AT BEGINNING OF PERIOD	3,659,316	253,856

CASH AT END OF PERIOD	5,415,874	690,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	1,461	52,880

Cash paid for taxes	3,470	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	-	104,668
Stock Compensation	238,022	185,000
	238,022	104,668

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares Issued	Par 0.001	Shares Issued	Par 0.001	Additional Paid in Capital	Shares to be Issued
BALANCE, December 31, 2005			39,094,633	$39,096	$8,230,224	$1,843
Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	47,193,839	47,420	9,327,597	-

Exercise of Warrants			50000	50	59,662	48
Shares returned to Company				(227)
Shares repurchased			(294,500)	(294)	(483,311)
Employee stock, options, and warrants			2929913	2,930	260,091
Net Income
BALANCE, March 31, 2007	15	-	49,879,252	$49,879	$9,164,039	$48

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Shares to be returned	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total S/E
BALANCE, December 31, 2005	$-1,805	$(71,853)	$(189,900)	$(10,861,869)	$(2,854,264)
Beneficial Conversion					(799,780)
Exercise of Warrants					152,003
Conversion of convertible debentures					1,321,838
Shares returned to Company	1,805				-
Shares repurchased	(227)				(339,282)
Shares issued					36,358
Purchase Interaccurate					58,751
Issuance of stock for services		71,853			128,103
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements			189,900		188,057
Stock Subscription agreements					1,774
Net Income				8,741,105	8,741,105
BALANCE, December 31, 2006	(227)	-	-	(2,120,764)	7,254,026

Exercise of Warrants					59,760
Shares returned to Company	227				-
Shares repurchased					(483,605)
Employee stock, options, and warrants					263,002
Net Income				3,673,736	3,873,582
BALANCE, March 31, 2007	$-	$-	$-	$1,552,972	$10766938

See Accountant’s Review Report

COMMERCE PLANET, INC.
Notes to Financial Statements
March 31, 2007

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

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for our assumption of certain liabilities totaling $52,747. On June 20, 2006, the Company established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. to support its growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash and 42,266 shares of common stock. On October 11, 2006 the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.

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

Consolidation of Financial Statements

The accompanying financial statements present results for Commerce Planet, Inc. and its wholly owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., O S Imaging, Inc., and Intaccurate, Inc. on a consolidated basis. All inter-company sales and costs, and receivables and payables have been eliminated in the resulting financial statements.

Cash And Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use Of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company defers revenue based on its estimate of the timing of payments within a month, estimates the benefit period of memberships to defer direct-response advertising, identifies services prior to receipt of invoice for accrual purposes, and estimates the useful life of assets to calculate depreciation. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).

Basic And Diluted Net Loss Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible shares of preferred stock . In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At March 31, 2006, there were 4,028,750 warrants outstanding that were eligible for conversion into shares of the Company’s common stock. At March 31, 2007, the Company had 10,136,068 warrants and convertible preferred stock outstanding that were eligible for conversion into shares of the Company’s common stock.

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

During the three months ended March 31, 2007, the Company granted 437,102 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase convertible preferred shares and convertible preferred shares issued increased by 441,648 share equivalents based on conversion at 0.4167% of outstanding shares on the day of conversion. Additionally, 2,370,767 common shares were issued to the President of the Company to meet the requirements of his employment contract. The common shares issued to the President of the Company divest over twenty four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he terminate his employment during the divesting period. The strike prices on these issues range from $0.0 to $1.78 and each issue was accounted for in accordance with the provisions of APB No. 25.

Fair Value Of Financial Instruments

Statement of financial accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are considered a reasonable estimate of fair value.

Comprehensive Income

Statement of financial accounting standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

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

Revenue Recognition

The Company has eight revenue streams:

- Charging its members a monthly fee for the tools and services needed to create and run a successful Internet auction business.

- Offering its customers access to coaching services provided through a third party arrangement with 20-20 Advisors for a monthly fee. The Company began to offer this service in February 2005.

- Offering its customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, real estate listing services, and discounted entertainment packages for a monthly fee. These services are currently offered to its customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

- Product sales via its website.

- Providing its customer information to third parties who compensate the Company with a fee for each customer’s contact information acquired, or by sharing the revenues generated from contacting the Company’s customer. Revenues generated by the sale of the Company’s customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

- Providing businesses with graphic design and printing services, data merge, mailing and finishing.

- Offering clients fulfillment services including: assembly, pick and pack, mailing, and warehousing and inventory management services.

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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $1.85 and $9.95 to set up an account. The customer then has a fourteen day period to review the Company's offerings. If the customer does not cancel the service within the fourteen day window, a charge of between $29.95 and $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and the Company will continue to bill the customer on a monthly basis until they cancel their account.

The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses our internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. On a historical basis, the Company’s affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

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

Advertising Costs

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with its advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company’s products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company’s products and services. At March 31, 2007, and March 31, 2006, capitalized direct-response advertising costs of $2,387,623 and $890,806, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $3,466,046 for the three months ended March 31, 2007 and $1,106,616 for the same period in 2006.

Discontinued Operations

During 2005, the Company determined to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus its efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the Company’s financial statements for the period ended March 31, 2007.

NOTE 2 - FEDERAL INCOME TAXES

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Mar 31, 2007
Deferred tax assets
Net operating loss carryforwards	$1,393,643
Depreciation	825,541
Total deferred tax assets	2,219,184

Deferred tax liabilities
Stock based compensation	$479,133
Meals	10,831
Total deferred tax liabilities	489,964

Net deferred tax	$1,729,220

At March 31, 2007, the Company had net deferred tax of $1,729,220 for federal income tax purposes. Of this total $1,393,643 are net operating loss carryforwards which, if not utilized to offset taxable income, will begin to expire in 2025.

NOTE 3 - ACCOUNTS RECEIVABLE

As of March 31, 2007, accounts receivable consists of the following:

Mar 31, 2007
Accounts Receivable
Impact Legal	$313,963
Merchant Cards	1,147,323
Other Trade	925,735
Allowance for Doubtful Accounts	(325,096)

Total	$2,061,925

Merchant cards include multiple merchant card membership and sign-up transactions ranging from $1.00 to $59.95 that were billed but not settled at the end of the period. Other Trade are business partner receivables for upsell and lead sale revenues, excluding Impact Legal, none of which are material.

NOTE 4 - OTHER RECEIVABLES

As of March 31, 2007, other receivables consists of the following:

Mar 31, 2007
Other Receivables
Merchant Card Reserve	$3,758,480
Return Provision	(264,319)
Other	43,207

Total	$3,537,368

NOTE 5 - PREPAID EXPENSES

As of March 31, 2007, prepaid expenses consists of the following:

Mar 31, 2007
Prepaid Expenses
Deferred Advertising	$2,387,623
Insurance	161,890
Advertising	95,473
Other	188,360

Total	$2,833,346

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2007, accounts payable and accrued expenses consists of the following:

Mar 31, 2007
Accounts Payable and Accrued Expenses	$2,077,368
Accrued Payroll and Payroll Taxes	$577,137
Accrued Interest	-

Total	$2,654,505

NOTE 7 - NOTES PAYABLE

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At March 31, 2007 the Notes Payable balance was $40,300 which represents the Company’s entire debt. The total premiums for the policy are $120,088 and $88,875 which were financed after a down payment of $31,212. The balance was financed for 9 months at an annual interest rate of 9.75%.

NOTE 7 - CAPITAL STOCK

Preferred Stock

On August 3, 2006, the Company authorized 100 shares of preferred series “D” stock at par value of $0.001. Shares of preferred stock convert at 0.4167% of outstanding shares of common stock on the day of conversion. As of March 31, 2006, 14 preferred shares were outstanding as follows:

Michael Hill	7 shares
Charlie Gugliuzza	7 Shares

Common Stock

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000. The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.

During the three month period ended March 31, 2007, the following shares of common stock were issued / repurchased by the Company:

Name	Transaction Type	Date	Issued / (Repurchased)
Outstanding at 12/31/06			47,193,839
Commerce Planet	Shares Repurchased	01/02/07	(2,000)
Commerce Planet	Shares Repurchased	01/03/07	(15,000)
Affiliate	Warrant Exercise	01/09/07	50,000
Affiliate	Stock Award	02/16/07	2,370,767
Affiliate	Conversion of preferred stock	02/16/07	209,146
Affiliate	Warrant Exercise	02/16/07	100,000
Affiliate	Warrant Exercise	02/16/07	250,000
Commerce Planet	Shares Repurchased	03/09/07	(30,500)
Commerce Planet	Shares Repurchased	03/12/07	(20,000)
Commerce Planet	Shares Repurchased	03/14/07	(22,000)
Commerce Planet	Shares Repurchased	03/19/07	(54,500)
Commerce Planet	Shares Repurchased	03/20/07	(52,500)
Commerce Planet	Shares Repurchased	03/21/07	(11,000)
Commerce Planet	Shares Repurchased	03/27/07	(12,000)
Commerce Planet	Shares Repurchased	03/28/07	(33,000)
Commerce Planet	Shares Repurchased	03/29/07	(18,500)
Commerce Planet	Shares Repurchased	03/30/07	(23,500)
Oustanding at 03/31/07			49,879,252

During the three month period ended March 31, 2007, the Board of Directors approved the issuance of warrants to purchase an aggregate of 878,750 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $0.01 to $2.15 per share, vest over periods up to 24 months, and expire at various times through March 2012. During the three month period ended March 31, 2007, 609,146 warrants and preferred shares were exercised or converted. The average remaining contractual life of all outstanding warrants and convertible stock is 3.5 years.

A summary of warrant activity for the three month period ending March 31, 2007, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2006	11,633,634	$0.49	9,996,722	$0.47

Granted	878,750	$1.59	742,492	1.11
Exercised	(609,146)	0.08	(609,146)	0.08
Outstanding, March 31, 2007	11,903,238	$0.59	10,136,068	$0.54

NOTE 8 - OTHER INCOME AND EXPENSE

For the three month period ending March 31, 2007, other income and expenses consists of the following:

March 31, 2007
Other Income/Expense
Other Income	(2,142)
Interest Income	(16,621)
Interest Expense	1,461
Other Expense	803
Other (Income)/Expense	(16,499)

NOTE 9 - LONG TERM INVESTMENTS

During the three month period ending March 31, 2007, the Company made an equity investment in the amount of $100,000 to purchase 1,424,501 shares of Series C Convertible Preferred Stock issued by Content Directions, Inc., D.B.A.Linkstorm. The purchased shares represent 2.4% of the total shares issued and outstanding.

NOTE 10 - COMMITMENTS & CONTINGENCIES

Commitments

Minimum future rental payments under non-cancelable operating leases as of March 31, 2007, for each of the next five years and in the aggregate are as follows:

2007	$214,355
2008	$293,229
2009	$120,976

Total	$628,560

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

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

OVERVIEW

Commerce Planet is a publicly-traded media company which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPNE." We offer media products, lead generation services and marketing tools to our client partners. We offer a turnkey media solution through our network of wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc., and Interaccurate, Inc.

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

At March 31, 2007 and March 31, 2006, capitalized direct-response advertising costs of $2,387,623 and $890,806, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $3,466,046 for the three months ended March 31, 2007 and $1,106,616 for the same period in 2006.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

We recognize r revenue in accordance with the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. Current terms on membership agreements stipulate that the customer pays a nonrefundable fee ranging from $1.95 to $9.95 to setup an account. The customer then has a fourteen day period to review our offerings. If the customer does not cancel the service within the fourteen day window, a charge of $29.95 to $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

PERIOD ENDED MARCH 31, 2007, AS COMPARED TO PERIOD ENDED MARCH 31, 2006

Revenues

We generated net revenues of $13,235,726 for the three months ended March 31, 2007, as compared to $3,932,343 for the three months ended March 31, 2006. The increase year-over-year resulted in growth of 236.6%.

	Three Months Ended March 31
	2007	2006	% Change
Revenue
Membership Revenue	$1,520,386	$3,307,623	250.5%
Upsell Revenue	984,357	210,521	367.6%
Lead Revenue	649,492	388,827	67.0%
Fulfillment/Other Revenue	81,491	25,372	221.2%

Total Revenue	13,235,726	3,932,343	236.6%

Membership revenues contributed 87.0% to total revenues for the period ending March 31, 2007 as compared to 84.1% for the same period in 2006 while increasing by 248.3%. Increased memberships year-over-year was the primary contributor to the growth in membership revenues driven by record sign-ups in the fourth quarter of 2006.

Upsell revenues contributed 7.4% to total revenues for the three months ending March 31, 2007 as compared to 5.4% for the same period in 2006 while increasing by 367.6%. We provide access to business partners’ product offerings though our website for which they pay fees. Our growth in memberships over the prior periods and increased website traffic drove higher revenues derived from our partners’ offerings.

Lead revenues contributed 4.9% to total revenues for the period ending March 31, 2007 as compared to 9.9% for the same period in 2006 while increasing by 67.0%. Our increasing membership base and website traffic increases the quantity of leads available resulting in higher revenues.

Printing, fulfillment and other revenues contributed 0.6% to total revenues for the period ending March 31, 2007 as compared to 0.7% for the same period in 2006 while increasing by 221.2%. The increases in revenue in this category were driven by the addition of printing and fulfillment services through the acquisition of One Source Imaging.

Costs Of Goods Sold

We incurred costs of sales of $2,556,490 for the three months ended March 31, 2007, as compared to $687,575 for the same period in 2006. Costs of goods sold increased by 271.8% and increased to 19.3% from 17.5% of revenues for the same period last year. The overall increase is primarily due to the increased number memberships generating an increased volume of transaction related costs. Additionally, the rates for transaction related fees as well as higher return and charge back rates resulted in increase in the percentage of costs of good sold proportional to revenue.

Operating Expenses

We incurred costs of $6,574,028 for the three months ended March 31, 2007 as compared to $2,710,181 for the same period in 2006. While operating expenses increased by 142.6% over the prior year period these expenses were spread over much higher revenue resulting in a reduction in operating expenses as a percentage of revenue to 49.7% from 68.9%.

	Three Months Ended March 31
	2007	2006	% Change
Expense
Salaries	$1,616,629	$533,213	203.2%
Stock Compensation	238,022	185,000	28.7%
Advertising	3,466,046	1,106,616	211.4%
Other Expenses	1,273,331	885,352	43.8%

Total Operating Expense	$6,574,028	$2,710,181	142.6%

Expenses for salaries increase by 203.2% during the three months ended March 31, 2007 as compared to the same period in 2005. Salary and related expenses increased as we increased the depth of our management team, and our administrative staff. At the same time, expenses decreased to 12.2% of revenue from 13.6% in the same period last year as result of more efficient operations and the use of our Costa Rica call center operated by Datascension.

Expenses for stock compensation increased by 28.7% for the three months ended March 31, 2007 as compared to the same period in 2006 while falling to 1.8% of revenue verses 4.7% in 2006 for the same period. The increase in this non cash expense is due to the issue of stock to management staff as well as the implementation of our stock option plan for salaried staff.

Advertising expense increased by 211.4% from the year earlier period. The higher gross costs of advertising were lower as a percentage of revenue at 26.0% compared to 28.1% for the same period last year.

Other expenses grew 43.8% as compared to the same period last year. We increased our expenses for outside services including legal and professional fees to support our business growth, as well as travel, facilities, depreciation expense, and we increased our provision for doubtful accounts related to an old customer balance. While gross spending increased, other expenses fell to 9.6% of revenue compared to 22.5% for the same period last year.

Other Income And Expense

Other income and expense for the three months ended March 31, 2007 provided net other income of $16,499 compared to a net expense of $340,207 for the same period in 2006. The elimination of our convertible debt during 2006 resulted in the reduction in interest expense and our cumulating cash balances are provided interest income.

	Three Months Ended March 31
	2007	2006
Other (Income)/Expense
Other Income	$(2,142)	$-
Interest Income	(16,621)	-
Interest Expense	1,461	340,207
Other Expense	803	-
	$(16,499)	$340,207

Income Before Income Taxes

We had income before income taxes of $4,121,708 for the three months ended March 31, 2007, compared to $194,380 for the same period last year. Non-cash charges to income comprised $530,766 and $598,590 for the three months ended March, 2007 and 2006, are summarized as follows:

	Three Months Ended March 31
	2007		2006
Stock issued for services	$		$$104,668
Depreciation and amortization		78,755	44,733
Allowance for doubtful accounts		213989	12,500
Stock Compensation		238,022	185,000
Amortization of debt interest			214,278
Debt conversion feature expense			37,411
		$530,766	$598,590

Income Taxes and Net Income

We recognized income tax expense of $447,972 for the three months ended March 31, 2007 resulting in net income of $3,673,736 compared to net income of $194,380 for the same period last year. No income tax expense was booked in 2006 due to the application of our net operating loss carryforwards. Our tax expense is a combination of our estimated tax liability and the recognition of deferred tax assets and liabilities as described in Note 2 in the financial statement section. Unlike prior periods, because of our improved operating results, we expect to have a continuing income tax obligation.

Basic And Diluted Loss Per Share

Our basic income per share for the three months ended March 31, 2007 was $0.08 as compared to $0.0 for the same period in 2006. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was $0.07 compared to $0.0 per common share for the same period in 2006 and is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Material Trends and Uncertainties

Our membership revenues are generated by charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business. Members sign-up for our services at our website after having been directed to our website by internet advertising campaigns for which we pay a fee for each sign-up. As we closed the year in 2006 and began 2007 we generated record volumes of sign-ups from orders generated through our affiliate networks which partially contributed to membership revenues during the three months ended March 31, 2007. We also experienced a large amount of poor quality sign-ups and a higher than normal level of potential online fraud in conjunction with the record sign-ups resulting in increases in both our return rate and our chargeback rate.

In response, we have reduced our advertising related to these programs as we implement preventative measures and analyze the results of these measures. We expect that our gross transactions will decline but that our return rates and chargeback percentages will return to normal levels, and that the conversion rate from sign-up to billable membership will improve as a result of our actions. It is not clear how much the second quarter’s performance will be impacted by these changes, but revenues generated from this source will likely be reduced at least temporarily.

The higher chargeback volume as a percentage of gross transaction volume is viewed as a potential credit risk by our merchant processing banks. An unfavorable credit risk assessment may result in increased transactional fees and penalties, and higher reserve requirements. We depend on our banking relationships to provide payment processing to all our customers. If chargeback volumes continue at a high rate as compared to gross transaction volume, our merchant processing banks may determine that we are too high a credit risk and decline to continue to provide payment processing services which would impact our ability to bill and collect payment from our membership customers. In addition, processing rates may increase in relation to the increased risk assessed by our processing banks.

We are aggressively pursuing opportunities to increase traffic at our websites and partner websites to offset these risks and grow long term revenues from memberships as well as, upsell, and lead generation revenues. We expect that increasing our website traffic from sources other than our current affiliate network will improve the volume and quality of sign-ups, and reduce both our return rate and chargeback rate.

Liquidity And Capital Resources

As of March 31, 2007, our Total Current Assets were $16,067,696 and our Total Current Liabilities were $6,703,214. Our Stockholders' Equity at March 31, 2007 was $10,966,785.

During 2006, all of our promissory notes and convertible debt were repaid. During the fourth quarter of 2006 we financed an insurance policy which had a balance of $40,300 which constituted our entire debt at March 31, 2007.

As a result of the higher number of chargebacks as a percentage of billing transactions during the three months ending March 31, 2007 described above, we have been required to increase our merchant card reserves at our merchant processors bank. We deposited $1,000, 000 by wire transfer into our reserve account on May 3, 2007. These funds will be unrestricted and returned if chargeback percentages return to normal levels. We anticipate that the preventative measures we have implemented will cause our chargebacks to return to their previous levels. Merchant reserves are classified on our balance sheet as other receivables.

Because of the favorable results from operations and our expectations that our success will continue we will be required to make tax payments during the quarter ending June 30, 2007. These tax obligations will continue in conjunction with our ongoing profitability in contrast with the prior cumulative loss that resulted in immaterial tax obligations.

We believe that cash generated from operations will be sufficient to fund operations and capital requirements as presently planned over the next twelve months. We anticipate putting a line of credit in place and/or raise funds through the sale of securities to assist with short term cash needs should we identify acquisition opportunities.

Seasonality

Historically, our business has not been susceptible to significant seasonal factors and we anticipate it will not be in the future.

Commitments

Minimum future rental payments under non-cancelable operating leases as of March 31, 2007, for each of the next five years and in the aggregate are as follows:

2007	$214,355
2008	$293,229
2009	$120,976

Total	$628,560

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities in the three month period ending March 31, 2007.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of 2007.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

4.3	Warrant Agreement between the Company and eFund Capital Partners, dated April 2, 2004 (included as Exhibit 4.11 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.4
Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 5, 2004 (included as Exhibit 4.12 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.5	Warrant Agreement between the Company and eFund Capital Partners, dated May 5, 2004 (included as Exhibit 4.13 to the Form SB-2 filed October 8, 2004,and incorporated herein by reference).

4.6
Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 9, 2004 (included as Exhibit 4.14 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.7
Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated August 18, 2004 (included as Exhibit 4.18 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.8	Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated August 18, 2004 (included as Exhibit 4.19 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.9
Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated September 25, 2004 (included as Exhibit 4.22 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

4.10	Warrant Agreement between the Company and eFund Small Cap Fund, LP, dated September 25, 2004 (included as Exhibit 4.23 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

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

4.14	Stock Subscription Agreement between the Company and Gary D. Elliston, dated December 22, 2005, (included as Exhibit 4.51 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.15	Stock Subscription Agreement between the Company and Cliff M. Holloway, dated December 22, 2005, (included as Exhibit 4.52 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.16	Stock Subscription Agreement between the Company and John C. Boutwell, Jr, dated December 22, 2005, (included as Exhibit 4.53 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.17
Stock Subscription Agreement between the Company and Mr. and Mrs. Jack B. Manning, dated December 22, 2005, (included as Exhibit 4.54 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.18	Stock Subscription Agreement between the Company and Stephen Moore, dated December 22, 2005, (included as Exhibit 4.55 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.19	Stock Subscription Agreement between the Company and Monte L. Roach, dated December 22, 2005, (included as Exhibit 4.56 to the Form 10-KSB dated March 21, 2006, and incorporated by reference).

4.20	Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.21	Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.58 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.22	Convertible Promissory Notes between the Company and Wakelin McNeel, dated January 6, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

10.1	2000 Stock Option Plan (included as Exhibit 9 to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

10.2	Sublease between the Company and Pinnacle Sales Group, LLC, dated August 18, 2003 (included as Exhibit 10.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.3	Sublease Agreement between the Company and Mammoth Moving Inc., dated July 14, 2003 (included as Exhibit 10.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.4
Lead Marketing Agreement between the Company and Vandalay Venture, Group, Inc. d/b/a Applied Merchant, dated June 2004 (included as Exhibit 10.13 to the Form 10-QSB filed August 23, 2004, and incorporated herein by reference).

10.5
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

10.7	Amendment to Membership Agreement between the Company and Memberworks, dated August 17, 2004 (included as Exhibit 10.21 to the Form SB-2 filed October 8, 2004, and incorporated herein by reference).

10.8	Debt Financing Agreement between the Company and Sharon Paugh, dated January 26, 2004 (included as Exhibit 10.26 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.9	Debt Financing Agreement between the Company and Jennifer Strohl, dated March 22, 2004 (included as Exhibit 10.27 to the Form SB-2 filed December 9, 2004, and incorporated herein by reference).

10.10	Business Services Agreement between the Company and Luminary Ventures, Inc., dated March 3, 2005 (included as Exhibit 10.1 to the Form S-8 filed April 29, 2005, and incorporated herein by reference).

10.11
Corporate Consulting Agreement between the Company and eFund Capital Partners LLC dated November 1, 2005 (included as Exhibit 10.1 to the Form 8-K filed February 17, 2006, and incorporated by reference herein).

10.12
Corporate Consulting Agreement between the Company and Olive Tree LLC dated June 28, 2005, as amended on October 25, 2005, October 31, 2005, and January 4, 2006 (included as Exhibit 10.32 to the Form 10-KSB filed March 21 2006, and incorporated herein by reference).

10.13
Corporate Consulting Agreement between the Company and SeaCoast Financial LLC, dated February 7, 2006 (included as Exhibit 10.33 to the Form 10-QSB filed May 8, 2006, and incorporated herein by reference).

10.14
Asset Purchase Agreement by and among the Company and Onesource Imaging, Miquel A. Vazquez and Joanie Vazquez dated June 1, 2006 (included as Exhibit 10.1 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.15
General Assignment and Bill of Sale between the Company and Onesource Imaging, Inc., dated June 1, 2006 (included as Exhibit 10.2 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.16	Executive Employment Agreement between the Company and Miguel Vazquez, dated June 1, 2006 (included as Exhibit 10.3 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.17	Employment Offer Letter between the Company and Dave Foucar, dated June 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed June 21, 2006, and incorporated herein by reference).

10.18	Employment Agreement between the Company and Michael Hill, dated September 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

10.19	Employment Agreement between the Company and Charlie Gugliuzza, dated September 7, 2006 (included as Exhibit 10.2 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

14.1	Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Goleta, State of California on the 14th day of May 2007.

COMMERCEPLANET, INC.

/s/ Michael Hill By: Michael Hill Title: Chief Executive Officer	Date: May 14, 2007

/s/ David Foucar By: David Foucar Title: Chief Financial Officer Principal Accounting Officer	Date: May 14, 2007