Form 10QSB
period 2007-06-30
Commerce Planet
filed 2007-08-14
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

COMMISSION FILE NO. 333-34308

COMMERCE PLANET, INC.
(Exact name of issuer as specified in its charter)

UTAH	87-0520575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 S. LaPatera Lane, Suite 8 Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2007, the Issuer had 49,637,256 shares of common stock outstanding.

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

Board of Directors
Commerce Planet, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Commerce Planet, Inc. as of June 30, 2007, and the related consolidated statement of operations, stockholders' equity and cash flows for the three and six month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
August 9, 2007

COMMERCE PLANET, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
2007 Unaudited and 2006 Audited

	June 30	December 31
	2007	2006
ASSETS
Current Assets
Cash	$2,989,238	$3,659,316
Accounts Receivable, net of allowances	3,464,139	1,567,526
Other Receivables	4,901,404	1,901,470
Deferred Tax Asset	1,664,387	-
Prepaid Expenses	1,599,782	2,347,181

Total Current Assets	14,618,950	9,475,493

Fixed Assets
Equipment	820,863	792,564
Furniture & Fixtures	119,983	101,091
Computers & Software	934,429	789,628
Leasehold Improvements	121,168	121,168

Total Fixed Assets	1,996,443	1,804,451
Accumulated Depreciation	(663,639)	(498,659

Net Fixed Assets	1,332,804	1,305,792

Other Assets
Deposits	17,599	19,154
Long Term Investment	100,000	-
Other Assets	102,205	-

Total Other Assets	219,804	19,154

TOTAL ASSETS	$16,171,558	$10,800,439

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,063,670	$2,459,372
Note Payable	10,198	69,681
Deferred Revenue	891,916	1,017,360
Income Tax Payable	1,437,452	-
Deferred Tax Liability	326,644	-

Total Current Liabilities	4,729,880	3,546,413

Total Long Term Liabilities	-	-

Total Liabilities	4,729,880	3,546,413

Equity
Preferred stock, 100 shares authorized
shares at $0.001 par value, 14 shares issued
and outstanding at June 30, 2007
Common stock, 100,000,000 shares authorized
shares at $0.001 par value, 49,637,256 shares issued and
outstanding at June 30, 2007, and 47,193,839 shares
issued and outstanding at December 31, 2006	49,637	47,420
Additional Paid in Capital	8,925,280	9,327,597
Shares to be returned	-	(227)
Retained Earnings/(Accumulated deficit)	2,466,761	(2,120,764)

Total Equity	11,441,678	7,254,026

TOTAL LIABILITIES & EQUITY	$16,171,558	$10,800,439

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED INCOME STATEMENT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
2007 Unaudited and 2006 Audited

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue
Membership Revenue	$8,995,216	$5,790,953	$20,515,602	$9,098,576
Upsell Revenue	480,020	314,749	1,464,377	525,270
Lead Revenue	1,102,899	577,986	1,752,391	966,813
Fulfillment/Other Revenue	322,127	403,130	403,618	428,502

Total Revenue	10,900,262	7,086,818	24,135,988	11,019,161

Cost of Goods Sold	3,318,345	991,971	5,874,835	1,679,546

Gross Profit	7,581,917	6,094,847	18,261,153	9,339,615

Expense
Salaries and Personnel Related	1,447,416	753,757	3,064,045	1,101,970
Stock Compensation	427,425	(127,236)	665,447	57,764
Advertising	2,508,076	1,819,819	5,974,122	2,925,435
Other Expenses	1,147,312	1,172,919	2,400,643	2,244,271

Total Operating Expense	5,530,229	3,619,259	12,104,257	6,329,440

Net Ordinary Income	2,051,688	2,475,588	6,156,896	3,010,175

Other (Income)/Expense	(33,500)	1,015,471	(49,999)	1,355,678

Income/(Loss) before Income taxes	2,085,188	1,460,117	6,206,895	1,654,497

Provision for Income Taxes	1,171,399	-	1,619,371	-

Net Income/(Loss)	$913,789	$1,460,117	$4,587,524	$1,654,497

Basic Net Income/(Loss) Per Common Share	$0.02	$0.03	$0.09	$0.04

Diluted Net Income/(Loss) Per Common Share	$0.02	$0.03	$0.08	$0.03

Basic Weighted Average
Number of Common Shares	49,660,009	43,493,514	49,141,996	41,448,053

Diluted Weighted Average
Number of Common Shares	58,026,597	55,739,268	57,180,846	53,693,807

See Accountant’s Review Report

COMMERCE PLANET, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
2007 Unaudited and 2006 Audited

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$4,587,524	$1,654,497

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	-	128,103
Depreciation and amortization	164,980	73,455
Allowance for doubtful accounts	124,009	140,000
Stock Compensation	665,447	57,764
Amortization of debt interest	-	1,090,218
Debt conversion feature expense	-	37,411

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(2,020,622)	(459,200)
Other receivables	(2,999,934)	-
Other assets	646,750	(941,067)
Deferred revenue	(125,444)	718,894
Deferred tax asset	(1,664,387)	-
Accounts payable and accruals	(395,703)	962,819
Income tax payable	1,437,452	-
Deferred tax liability	326,644	-

NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	746,716	3,462,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(177,577)	(159,496)
Long term investments	(100,000)	-
Acquired Assets	(14,415)	-

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(291,992)	(159,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(59,483)	(385,248)
Proceeds from notes payable and debentures	-	68,000
Payment on long term debt	-	(15,000)
Payment on long term debt - related Party	-	(1,710,562)
Payment to reacquire stock	(1,191,580)	-
Reduction in stock subscription receivable	-	189,900
Conversion of debentures	-	(1,091,814)
Issuance of Common Stock upon conversion of debentures	-	1,091,814
Exercise of Warrants	126,261	152,000

NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(1,124,802)	(1,700,910)

NET INCREASE (DECREASE) IN CASH	(670,078)	1,602,488

CASH AT BEGINNING OF PERIOD	3,659,316	253,856

CASH AT END OF PERIOD	$2,989,238	$1,856,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	$8,633	$219,202

Cash paid for taxes	$1,515,343	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	-	128,103
Stock Compensation	665,447	57,764
	$665,447	$185,867

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares Issued	Par 0.001	Shares Issued	Par 0.001	Additional Paid in Capital	Shares to be Issued
BALANCE, December 31, 2005			39,094,633	$39,096	$8,230,224	$1,843
Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	47,193,839	47,420	9,327,597	-

Exercise of Warrants			148,000	1480	101,112	48
Shares returned to Company				(227)
Shares repurchased			(634,500)	(634)	(1,190,946)
Shares converted	(1)
Employee stock, options, and warrants			2,929,917	2,930	687,517
Net Income
BALANCE, June 30, 2007	14	-	49,637,256	$49,637	$8,925,280	$-

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Shares to be returned	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total S/E
BALANCE, December 31, 2005	$-1,805	$(71,853)	$(189,900)	$(10,861,869)	$(2,854,264)
Beneficial Conversion					(799,780)
Exercise of Warrants					152,003
Conversion of convertible debentures					1,321,838
Shares returned to Company	1,805				-
Shares repurchased	(227)				(339,282)
Shares issued					36,358
Purchase Interaccurate					58,751
Issuance of stock for services		71,853			128,103
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements			189,900		188,057
Stock Subscription agreements					1,774
Net Income				8,741,105	8,741,105
BALANCE, December 31, 2006	(227)	-	-	(2,120,764)	7,254,026

Exercise of Warrants					101,260
Shares returned to Company	227				-
Shares repurchased					(1,191,580)
Employee stock, options, and warrants					690,447
Net Income				4,587,524	4,587524
BALANCE, June 30, 2007	$-	$-	$-	$2,466,761	$11,441,678

See Accountant’s Review Report

COMMERCE PLANET, INC.
Notes to Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Utah Clay Technology, Inc. (the "Company"), a Utah corporation, was incorporated on March 1, 1994. On December 24, 2003, the Company entered into an Agreement and Plan of Reorganization with NeWave, Inc., a Nevada corporation, pursuant to which the Company agreed that NeWave, Inc. would become the wholly-owned subsidiary subject to the parties to the Agreement meeting certain conditions. The parties to the Agreement satisfied the required conditions to close on January 15, 2004, including transfer of all funds. On January 15, 2004, all outstanding shares of Utah Clay Technology, Inc. common stock were acquired by NeWave, Inc. The purchase price consisted of $150,000 and the assumption of $165,000 in convertible debt for 576,968 shares of NeWave, Inc. dba Onlinesupplier.com common stock. Although from a legal perspective, NeWave, Inc. acquired NeWave dba Onlinesupplier.com, the transaction is viewed as a recapitalization of NeWave dba Onlinesupplier.com accompanied by an issuance of stock by NeWave dba Onlinesupplier.com for the net assets of NeWave, Inc. This is because NeWave, Inc. did not have operations immediately prior to the transaction, and following the reorganization, NeWave dba Onlinesupplier.com was the operating company. Effective February 11, 2004, the Company changed its name from Utah Clay Technology, Inc. to NeWave, Inc.

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for the Company’s assumption of certain liabilities totaling $52,747. On June 20, 2006, the Company established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc., to support its growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash and 42,266 shares of common stock. On October 11, 2006, the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.

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

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  All inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six-months ended June 30, 2007 and 2006.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006. All normal entries have been made.

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

Consolidation of Financial Statements

The accompanying financial statements present results for Commerce Planet, Inc. and its wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc. and Intaccurate, Inc., on a consolidated basis. All inter-company sales and costs, and receivables and payables have been eliminated in the resulting financial statements.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible shares of preferred stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At June 30, 2007, the Company had 10,479,008 warrants and convertible preferred stock outstanding that were eligible for conversion into shares of the Company’s common stock.

Stock-Based Compensation

The Company has adopted the use of Statement of Financial Accounting standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  For public entities that file as small business issuers, implementation of these rules was required as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

See Note 7 below for further detail on stock-based compensation.

During the six months ended June 30, 2007, the Company granted 693,702 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase convertible preferred shares and convertible preferred shares issued increased by 264,703 share equivalents based on conversion at 0.4167% of outstanding shares on the day of conversion. Additionally, 2,370,767 common shares were issued to the President of the Company to meet the requirements of his employment contract. The common shares issued to the President of the Company divest over twenty-four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he terminate his employment during the divesting period. The strike prices on these issues range from $0.00 to $2.15 and each issue was accounted for in accordance with the provisions of SFAS No. 123R.

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

- Offering its customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, real estate listing services and discounted entertainment packages for a monthly fee. These services are currently offered to its customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

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

- Offering clients fulfillment services including: assembly, pick and pack, mailing and warehousing and inventory management services.

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

The Company's revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and the Company has received confirmation that the credit card processing has been successful. The Company does not recognize the revenues earned related to membership fees charged to credit cards until the collection of the revenue is assured. This is due to the uncertainty surrounding the credit card transactions. Current terms of the onlinesupplier.com membership agreement stipulate that the customer pays a nonrefundable fee between $1.85 and $9.95 to set up an account. The customer then has either a seven or fourteen-day period, depending on the product, to review the Company's offerings. If the customer does not cancel the service within the seven or fourteen-day window, a charge of between $29.95 and $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and the Company will continue to bill the customer on a monthly basis until they cancel their account.

The Company initiates the sale of products for its affiliates during the process of selling the Company's own products, normally when an individual accesses the Company’s internet home page or calls the Company's sales or customer service department. The Company's internal system maintains records of each sale of an affiliate's product. The affiliate completes the sales process by fulfilling the particular product. Payments are forwarded to the Company, plus or minus two percent of actual billings, when the affiliate has completed the fulfillment of their product and has approved the cross selling revenue due to the Company. On a historical basis, the Company’s affiliates have generally approved all sales initiated by the Company. The Company recognizes cross selling revenues once it has reconciled its internal records of cross selling sales with the affiliate's records. The Company has several contracts with affiliates. The terms of each contract are varied but in most cases, a minimum/flat amount of revenue is earned per sale based on a certain volume being reached.

The Company generates leads for clients as potential customers of the Company through contacting the Company's customer service department. The Company can not reasonably determine the actual incremental cost incurred in the process of generating each telephone call from a potential customer. Therefore costs are expensed as incurred.

The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed and determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past.

Advertising Costs

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with its advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing the Company’s products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company’s products and services. At June 30, 2007, and June 30, 2006, capitalized direct-response advertising costs of $1,266,927 and $562,606, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $2,508,076 for the three months ended June 30, 2007 and $1,819,819 for the same period in 2006.

Discontinued Operations

During 2005, the Company determined to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus its efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the Company’s financial statements for the period ended June 30, 2007.

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

June 30, 2007
Deferred tax assets
Net operating loss carryforwards	$1,045,231
Depreciation	619,156
Total deferred tax assets	1,664,387

Deferred tax liabilities
Stock-based compensation	$319,424
Meals	7,220
Total deferred tax liabilities	326,644

Net deferred tax	$1,337,743

At June 30, 2007, the Company had net deferred tax of $1,337,743 for federal income tax purposes. Of this total, $1,045,231 are net operating loss carryforwards which, if not utilized to offset taxable income, will begin to expire in 2025.

The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006.

NOTE 3 - ACCOUNTS RECEIVABLE

As of June 30, 2007, accounts receivable consists of the following:

June 30, 2007
Accounts Receivable
Proton	$595,000
Impact Legal	313,963
Merchant Cards	1,322,727
Other Trade	1,555,969
Allowance for Doubtful Accounts	(323,520)

Total	$3,464,139

Merchant cards include multiple merchant card membership and sign-up transactions ranging from $1.00 to $59.95 that were billed but not settled at the end of the period. Other Trade includes multiple business partner receivables for upsell and lead sale revenues, excluding Proton and Impact Legal, none of which are material.

NOTE 4 - OTHER RECEIVABLES

As of June 30, 2007, other receivables consists of the following:

June 30, 2007
Other Receivables
Merchant Card Reserve	$5,012,348
Return Provision	(145,076)
Other	34,132

Total	$4,901,404

Merchant card reserves consist of funds reserved by merchant processors against future returns and chargebacks.  Generally, 10% of all merchant card sales are withheld and released on a rolling six-month basis.  When processing is discontinued at an individual merchant processor, funds are held for six months from the last transaction date.  Additional discussion of merchant reserves is contained in the Company’s discussion of Material Trends and Uncertainties section within Part I, Item 2.

NOTE 5 – PREPAID EXPENSES

As of June 30, 2007, prepaid expenses consists of the following:

June 30, 2007
Prepaid Expenses
Deferred Advertising	$1,266,927
Insurance	106,128
Advertising	73,119
Other	153,608

Total	$1,599,782

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2007, accounts payable and other accrued expenses consists of the following:

June 30, 2007
Accrued Media	$620,497
Accrued Merchant Fees	262,617
Accrued Payroll and Payroll Taxes	233,023
Accounts Payable and Other Accrued Expenses	947,533
Total	$2,063,670

NOTE 7– STOCK-BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R).   SFAS 123R was issued in December 2004 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  The Company elected early adoption of SFAS 123R.  Therefore, the Company’s financial statements for the year ended December 31, 2006 and 2005 include stock option expense, which was determined under the guidelines of SFAS 123R.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of options, warrants, and stock awards issued as compensation. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the volatility of its common stock by using historic volatility in market traded stock.  The Company estimates the expected term of options granted to be 4 years since it has no historic basis for trading in its options, once exercised shares are restricted limiting their short term value, and because the Company expects that long term growth in the market value of its stock will provide the greatest return to employees. The Company bases the risk-free interest rate that it uses in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has no significant historical data to estimate pre-vesting option forfeitures and so record stock-based compensation expense for all awards with no adjustments for forfeitures since it expects the forfeiture rate to be immaterial related to early issues. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value equity instruments issued during the quarter ended June 30, 2007 and 2006 respectively as compensation are as follows:

	2007	2006
Expected life (in years)	4.0	4.0
Volatility	31.03-44.42%	41.51%
Risk free interest rate	4.48-4.75%	4.35%
Dividend yield	—	—

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect the Company's operating income, net income and net income per share.

The accounting guidance provided for within SFAS 123R is relatively new. The application of this accounting guidance may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that the Company will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based compensation. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Incentive Stock Option Plan

The Company’s incentive stock option plan is a long-term retention program that is intended to attract, retain and provide incentives for talented employees.  The plan also aligns stockholder and employee interests and the Company considers its option programs critical to its operation and productivity.  The incentive stock option plan was established during fiscal 2006 under the direction of the Company’s Board of Directors.

As of June 30, 2007, the Company had reserved 2,349,966 shares of common stock for issuance under the plan.  Shares issued under the plan are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933, as amended.  During the quarter ended June 30, 2007, the Company granted 256,600 options to purchase common stock under its employee stock option plan.  The strike prices on these issues range from $1.33 to $1.85.

The following table sets forth a summary of the Company’s incentive stock option plan activity for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,224,327	$0.56	0	$0.00
Granted	693,702	$1.61	1,551,977	$0.67
Cancelled	0	$0.00	(327,650)	$0.98
Exercised	0	$0.00	0	$0.00
Outstanding, End of Period	1,918,029	$094	1,224,327	$0.56
Exercisable, End of Period	829,145	$0.63	370,475	$0.43

Employee Warrants

In addition to the Company’s incentive stock option plan, the Company has issued warrants to purchase common stock from time to time to key employees to retain employees, provide incentives, and align stockholder and employee interests.  Warrant shares issued are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933.  During the quarter ended June 30, 2007, the Company did not issue any warrants to purchase common stock.

The following table sets forth the summary of warrants issued as stock compensation for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,350,000	$0.09	750,000	$0.78
Granted	0	$0.00	1,428,750	$0.10
Cancelled	0	$0.00	(750,000)	$0.78
Exercised	(400,000)	$0.08	78,750	$0.16
Outstanding, End of Period	950,000	$0.08	1,350,000	$0.09
Exercisable, End of Period	394,521	$0.08	420,833	$0.08

Preferred Shares

The Company has issued warrants to purchase Series D Convertible Preferred Stock.  The Preferred Stock converts to common shares at 0.4167% of outstanding common shares on the day of conversion.  Warrants to purchase 12 preferred shares each were issued to the Company’s Chief Executive Officer and President in accordance with their employment agreements.  Additionally, during 2006, a warrant to purchase 1 share of Preferred Stock was issued to each of the Company's directors for their service on the Board of Directors.  During the year ended December 31, 2006, the Company issued warrants to purchase a total of 27 shares of Series D Convertible Preferred Stock.  The strike price associated with these warrants was $0.01

The following table sets forth the summary of warrants to purchase Preferred Stock issued as stock compensation for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively:

		2007			2006
	Warrants	Common Share Equivalent	Weighted Average Exercise Price	Warrants	Common Share Equivalent	Weighted Average Exercise Price
Outstanding, Beginning of Period	12	2,359,692	$0.01	0	0	$0.00
Granted	0	0	$0.00	27	5,309,307	$0.01
Cancelled	0	0	$0.00	0		$0.00
Exercised	0	0	$0.00	15	2,949,615	$0.01
Outstanding, End of Period	12	2,481,865	$0.01	12	2,359,692	$0.01
Exercisable, End of Period	12	2,481,865	$0.01	12	2,359,692	$0.01

Compensation Expense

The following table sets forth the expense recognized for stock-based compensation for the years ended December 31, 2006 and 2005, respectively and figures representing the anticipated value of stock-based compensation expense for 2007 and 2008:

	ACTUAL			EXPECTED
	2005	2006		2007	2008
Incentive Stock Options	$0	$54,232		$126,786	$74,652
Warrants	$341,238	$(208,162)	(1)	$152,460	$54,935
Stock Award				$906,820	$906,820
Preferred Stock Warrants	$0	$773,293		$375,107	$0.00
Total Stock Based Compensation	$341,238	$619,363		$1,561,173	$1,036,407

(1)	Reduction in expense for forfeiture of warrants on employee termination without completion of requisite service period.

Intrinsic Values

The following table sets forth the intrinsic values of equity instruments issued as compensation as of June 30, 2007 and December 31, 2006, respectively:

	ISSUED and OUTSTANDING		EXERCISABLE
	2006	2007	2006	2007
Incentive Stock Options	$638,870	$421,966	$374,731	$439,447
Warrants	$1,920,396	$1,027,000	$673,035	$425,520
Preferred Stock Warrants	$3,397,956	$2,878,963	$3,397,956	$2,878,963
Total Stock-Based Compensation	$5,957,222	$4,327,929	$4,445,722	$3,743,930

NOTE 8 - NOTES PAYABLE

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At June 30, 2007, the Notes Payable balance was $10,198 which represents the Company’s entire debt. The total premiums for the policy are $120,088 and $88,875 which were financed after a down payment of $31,212. The balance was financed for 9 months at an annual interest rate of 9.75%.  The balance on this note is current at June 30, 2007.

NOTE 9 - CAPITAL STOCK

Preferred Stock

On August 3, 2006, the Company authorized 100 shares of preferred series “D” stock at par value of $0.001. Shares of the Series D Convertible Preferred Stock convert at 0.4167% of outstanding shares of common stock on the day of conversion. As of June 30, 2006, 14 preferred shares were outstanding as follows:

Michael Hill	7 shares
Charlie Gugliuzza	7 Shares

Common Stock

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000. The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.

During the six month period ended June 30, 2007, the following shares of common stock were issued / repurchased by the Company:

Name	Transaction Type	Date	Issued / (Repurchased)
Outstanding at 12/31/06			47,193,839
Commerce Planet	Shares Repurchased	01/02/07	(2,000)
Commerce Planet	Shares Repurchased	01/03/07	(15,000)
Affiliate	Warrant Exercise	01/09/07	50,000
Affiliate	Stock Award	02/16/07	2,370,767
Affiliate	Conversion of preferred stock	02/16/07	209,146
Affiliate	Warrant Exercise	02/16/07	100,000
Affiliate	Warrant Exercise	02/16/07	250,000
Commerce Planet	Shares Repurchased	03/09/07	(30,500)
Commerce Planet	Shares Repurchased	03/12/07	(20,000)
Commerce Planet	Shares Repurchased	03/14/07	(22,000)
Commerce Planet	Shares Repurchased	03/19/07	(54,500)
Commerce Planet	Shares Repurchased	03/20/07	(52,500)
Commerce Planet	Shares Repurchased	03/21/07	(11,000)
Commerce Planet	Shares Repurchased	03/27/07	(12,000)
Commerce Planet	Shares Repurchased	03/28/07	(33,000)
Commerce Planet	Shares Repurchased	03/29/07	(18,500)
Commerce Planet	Shares Repurchased	03/30/07	(23,500)
Affiliate	Warrant Exercise	06/22/07	48,000
Affiliate	Warrant Exercise	05/07/07	50,000
Commerce Planet	Shares Repurchased	04/02/07	(40,500)
Commerce Planet	Shares Repurchased	04/03/07	(86,500)
Commerce Planet	Shares Repurchased	04/04/07	(27,500)
Commerce Planet	Shares Repurchased	04/09/07	(14,000)
Commerce Planet	Shares Repurchased	04/10/07	(21,500)
Commerce Planet	Shares Repurchased	04/13/07	(20,000)
Commerce Planet	Shares Repurchased	05/22/07	(50,000)
Commerce Planet	Shares Repurchased	05/24/07	(25,000)
Commerce Planet	Shares Repurchased	05/25/07	(25,000)
Commerce Planet	Shares Repurchased	05/29/07	(18,000)
Outstanding at 06/30/07			49,637,256

During the six months ended June 30, 2007, the Company granted 693,702 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase Series D Convertible Preferred Stock and Series D Convertible Preferred Stock issued increased by 264,703 share equivalents based on conversion at 0.4167% of outstanding shares on the day of conversion. Additionally, 2,370,767 common shares were issued to the President of the Company to meet the requirements of his employment contract. The common shares issued to the President of the Company vest over twenty-four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he terminate his employment during the vesting period. The strike prices on these issues range from $0.00 to $2.15 and each issue was accounted for in accordance with the provisions of SFAS No. 123R.

A summary of warrant activity for the six months ending June 30, 2007, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2006	11,633,634	$0.49	9,996,722	$0.47

Granted	693,702	1.59	1,091,432	1.11
Exercised	(609,146)	1.61	(609,146)	0.08
Outstanding, June 30, 2007	11,903,238	$0.59	10,479,008	$0.54

NOTE 10 - OTHER INCOME AND EXPENSE

For the three month period ending June 30, 2007, other income and expenses consists of the following:

June 30, 2007
Other Income/Expense
Other Income	$(56)
Interest Income	(42,078)
Interest Expense	8,634
Other Expense	-
Other (Income)/Expense	$(33,500)

NOTE 11 - LONG TERM INVESTMENTS

During the three month period ending March 31, 2007, the Company made an equity investment in the amount of $100,000 to purchase 1,424,501 shares of Series C Convertible Preferred Stock issued by Content Directions, Inc., dba Linkstorm. The purchased shares represent 2.4% of the total shares issued and outstanding.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Commitments

Minimum future rental payments under non-cancelable operating leases as of June 30, 2007, for each of the next five years and in the aggregate are as follows:

2007	$144,116
2008	293,229
2009	120,976
2010	-
2011	-
Total	$558,321

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we made from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Commerce Planet, Inc. is a publicly-traded media company which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPNE." We offer media products, lead generation services and marketing tools to our client partners. We offer a turnkey media solution through our network of wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc. and Interaccurate, Inc.

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

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, for example computers (5 years), software (3 years), office equipment and furniture (3-7 years).

Leasehold improvements are amortized over the remaining lease term at the date of installation. Expenditures for maintenance and repairs are charged to expense as incurred.

We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of on line advertising that include reference codes that are used for purchasing our products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for our products and services. At June 30, 2007, and June 30, 2006, capitalized direct-response advertising costs of $1,266,927 and $562,606, respectively, were included in "Prepaid Expenses" in the accompanying Balance Sheets. Advertising expense was $2,508,076 for the three months ended June 30, 2007 and $1,819,819 for the same period in 2006.

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

We recognize revenue in accordance with the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from membership setup fees and monthly charges are recorded when the credit card transaction is processed and we have received confirmation that the credit card processing has been successful. Current terms on membership agreements stipulate that the customer pays a nonrefundable fee ranging from $1.95 to $9.95 to setup an account. The customer then has a seven or fourteen-day period, depending on the product, to review our offerings. If the customer does not cancel the service within the period, a charge of $29.95 to $59.95 is billed to the customer's credit card on a monthly basis. The membership terms are agreed to under a negative option and we will continue to bill the customer on a monthly basis until they cancel their account. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within management's expectations.

PERIOD ENDED JUNE 30, 2007, AS COMPARED TO PERIOD ENDED JUNE 30, 2006

Revenues

We generated net revenues of $10,900,262 for the three months ended June 30, 2007, as compared to $7,086,818 for the three months ended June 30, 2006. The increase year-over-year for the three month period resulted in growth of 53.8%.  For the six months ended June 30, 2007 we generated revenues of $24,135,988 compared to $11,019,161 for the same period in 2006.  The increase in revenue year-over-year for the six month period was 119.0%.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	% Change	2007	2006	% Change
Revenue
Membership Revenue	$8,995,216	$5,790,953	55.3%	$20,515,602	$9,098,576	125.5%
Upsell Revenue	480,020	314,749	52.5%	1,464,377	525,270	178.8%
Lead Revenue	1,102,899	577,986	90.8%	1,752,391	966,813	81.3%
Fulfillment/Other Revenue	322,127	403,130	-20.1%	403,618	428,502	-5.8%

Total Revenue	$10,900,262	$7,086,818	53.8%	$24,135,988	$11,019,161	119.0%

Membership revenues contributed 82.5% to total revenues for the three month period ended June 30, 2007 and 85.0% for the six months ended June 30, 2007.  These percentages compare to 81.7% and 82.6% for the same periods in 2006.  Membership revenues increased by 55.3% and 125.5% for the three and six month periods ending June 30, 2007 compared to the same periods in 2006. Increased memberships year-over-year was the primary contributor to the growth in membership revenues for both the three and six month periods.  We reduced our advertising spending during the second quarter as we addressed a high volume of poor quality sign-ups which resulted in the reduced rate of increase in revenue during the three month period versus the six month period when compared to revenues generated during the same periods in 2006.

Upsell revenues contributed 4.4% and 6.1% to total revenues for the three and six month periods ending June 30, 2007 as compared to 4.4% and 4.8% for the same periods in 2006.  Upsell revenues increased by 52.5% and 178.8% compared to the three and six month periods ending June 30, 2007.  We provide access to business partners’ product offerings though our website for which they pay fees. Our growth in memberships over the prior periods and increased website traffic drove higher revenues derived from our partners’ offerings.

Lead revenues contributed 10.1% and 7.3% to total revenues for the three and six month periods ending June 30, 2007 as compared to 8.2% and 8.8% for the same periods in 2006.  Revenues increased by 90.8% and 81.3% for the three and six month periods, respectively.  Our increasing membership base and website traffic increases the quantity of leads available resulting in higher revenues.  Additionally, we took on a significant new customer, Proton Labs, during the second quarter.

Printing, fulfillment and other revenues contributed 3.0% and 1.7% to total revenues for the three and six month periods ending June 30, 2007 as compared to 5.7% and 3.9% for the same periods in 2006.  Printing, fulfillment, and other revenue declined by 20.1% and 5.8% compared to the same periods in 2006.  The first half of 2006 generated significant revenues from investor mailings for investor relations customers that have not been replicated at the same volumes.

Costs of Goods Sold

We incurred costs of sales of $3,318,345 and $5,874,835 for the three month and six month periods ended June 30, 2007, as compared to $991,971 and $1,679,546 for the same periods in 2006. Costs of goods sold increased to 30.4% and 24.3% of revenues for the three and six months ended June 30, 2007 and from 14.0% and 15.2% of revenues for the same periods last year. The overall increase is primarily due to the increased number of memberships generating an increased volume of transaction related costs. Additionally, we experienced significantly higher transaction-related fees due to higher return and chargeback rates resulting from poor quality sign-ups in the fourth quarter of 2006 and the first quarter of 2007.  Both factors contributed to the increase in the percentage of costs of good sold proportional to revenue. We believe that operational adjustments made during the second quarter will help to normalize these costs.

Operating Expenses

We incurred operating expenses of $5,530,229 and $12,104,257 during the three and six months ended June 30, 2007 as compared to $3,619,259 and 6,329,440 for the same periods in 2006. Operating expenses increased by 52.8% and 91.2% over the prior year three and six month periods.  Operating expenses were spread over much higher revenue resulting in a reduction in operating expenses as a percentage of revenue to 50.7% and 50.2% for the three and six months ended June 30, 2006 from 51.1% and 57.4% for the same periods in 2006.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	% Change	2007	2006	% Change
Expense
Salaries	$1,447,416	$753,757	92.0%	$3,064,045	$1,101,970	178.1%
Stock Compensation	427,425	(127,236)	-435.9%	665,447	57,764	1052.0%
Advertising	2,508,076	1,819,819	37.8%	5,974,122	2,925,435	104.2%
Other Expenses	1,147,312	1,172,919	-2.2%	2,400,643	2,244,271	7.0%

Total Operating Expenses	$5,530,229	$3,619,259	52.8%	$12,104,257	$6,329,440	91.2%

Expenses for salaries increased by 92.0% and 178.1% during the three and six months ended June 30, 2007 as compared to the same periods in 2006. Salary and related expenses increased as we increased the depth of our management team, and our administrative staff.  We continue to look for opportunities to improve efficiencies. We completed the transfer of our customer service and a significant portion of our sales operations to our Costa Rica call center operated by Datascension in July 2007 following the completion of our second quarter. We anticipate that this move will decrease our operating expenses.

Expenses for stock compensation increased by 435.9% and 1052.0% during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006.  The increase in this non cash expense is due to the issue of stock to management staff as well as the continuation of our stock option plan for salaried staff.  Also, during the second quarter of 2006, we took a favorable adjustment to stock compensation because of the termination of an employee who did not complete the requisite period of service.

Advertising expense increased by 37.8% and 104.2% during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006. The higher gross costs of advertising were lower as a percentage of revenue at 23.0% and 24.8% compared to 25.7% and 26.5% for the same periods last year.  As discussed in the Critical Accounting Policies section above, we amortize direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis over its expected period of future benefits.  As a result of poor quality sign-ups in the fourth quarter of 2006 and the first quarter of 2007 we did not receive the benefit of some of these costs in the form of membership revenues.  While we negotiated and processed credits with our advertising partners to offset some of these costs, some of the costs incurred were expensed during the quarter ending June 30, 2007. We believe that operational adjustments made during the second quarter will help to normalize these costs.

Other expenses decreased by 2.2% during the three months ended June 30, 2007 as compared to the same period in 2006.  Other expenses increased by 7.0% for the six month period compared to the same period last year.  Other expenses fell to 10.5% and 9.9% of revenue compared to 16.6% and 20.4% for the three and six month periods last year.

Other Income and Expense

Other income and expense for the three and six months ended June 30, 2007 provided net other income of $33,500 and $49,999 compared to a net expense of $1,015,471 and $1,355,687 for the same periods in 2006. The elimination of our convertible debt during 2006 resulted in the reduction in interest expense and our larger cash balances provide interest income.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	% Change	2007	2006	% Change
Other (Income) Expense
Other Income	$(56)	$(10,102)	-99.4%	$(2,198)	$(10,102)	-78.2%
Interest Income	(42,078)	-	-%	(58,699)	-	-%
Interest Expense	8,634	1,025,573	-99.2%	10,095	1,365,780	-99.3%
Other Expense	-	-	-%	803	-	-%

Total Other (Income) Expense	$(33,500)	$1,015,471	-103.3%	$(49,999)	$1,355,678	-103.7%

Income Before Income Taxes

We had income before income taxes of $2,085,188 and $6,206,895 for the three and six months ended June 30, 2007, compared to $1,460,117 and $1,654,497 for the same periods last year. Non cash charges to income comprised $513,650 and $954,436 for the three and six months ended June 30, 2007, and $928,361 and $1,526,951 for the same periods in 2006, are summarized as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Stock issued for services	$-	$23,435	$-	$128,103
Depreciation and amortization	86,225	28,722	164,980	73,455
Allowance for doubtful accounts	-	127,500	124,009	140,000
Stock Compensation	427,425	(127,236)	665,447	57,764
Amortization of debt interest	-	875,940	-	1,090,218
Debt conversion feature expense	-	-	-	37,411
	$513,650	$928,361	$954,436	$1,526,951

Income Taxes and Net Income

We recognized income tax expense of $1,171,399 and $1,619,371 for the three and six months ended June 30, 2007 resulting in net income of $913,789 and $4,587,524, respectively, compared to net income of $1,460,117 and $1,654,497 for the same periods last year. No income tax expense was booked in 2006 due to the application of our net operating loss carryforwards. Our tax expense is a combination of our estimated tax liability and the recognition of deferred tax assets and liabilities as described in Note 2 in the financial statement section. Unlike prior periods, because of our improved operating results, we expect to have a continuing income tax obligation.

Basic and Diluted Loss Per Share

Our basic income per share for the three and six months ended June 30, 2007 was $0.02 and $0.09 as compared to $0.03 and $0.04 for the same periods in 2006. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was $0.02 and $0.08 for the three and six month periods ended June 30, 2007 compared to $0.03 and $0.03 per common share for the same periods in 2006 and is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Material Trends and Uncertainties

Our membership revenues are generated by charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business. Members sign-up for our services at our website after having been directed to our website by internet advertising campaigns for which we pay a fee for each sign-up. As we closed the year in 2006 and began 2007, we generated record volumes of sign-ups from orders generated through our affiliate networks which partially contributed to membership revenues during the three months ended March 31, 2007. We also experienced a large amount of poor quality sign-ups and a higher than normal level of potential online fraud in conjunction with the record sign-ups resulting in increases in both our return rate and our chargeback rate.  Because of the poor quality sign-ups, we continued to experience a high level of returns and chargebacks during the three months ended June 30, 2007.  However, the rate of both returns and chargebacks declined through each month of the second quarter and we believe that both return rates and chargeback rates will normalize as the preventative measures we put into place continue to impact operations.

During the three month period ending June 30, 2007, we reduced our advertising spending and implemented preventative measures to reduce the amount of poor quality sign-ups.  Our gross transactions declined during the period but return rates and chargeback percentages were reduced as well.  Conversion rates from sign-up to billable membership have improved as a result of our actions.  We expect to increase our advertising spending to increase sign-ups in a controlled fashion to maintain an optimal level of returns and chargebacks.

The higher chargeback volume as a percentage of gross transaction volume has been viewed as a potential credit risk by our merchant processing banks. The unfavorable credit risk assessment resulted in increased transactional fees and penalties, and higher reserve requirements during the three month period ended June 30, 2007.  The reduction in chargebacks that we have experienced during the period has improved our risk assessment and allowed us to pursue more favorable relationships with our merchant processing banks.  We expect that chargeback volumes will continue to decline and return to nominal levels because of the actions we have taken however, if chargeback volumes return to a high rate as compared to gross transaction volume, our merchant processing banks may determine that we are too high a credit risk and decline to continue to provide payment processing services which would impact our ability to bill and collect payment from our membership customers.

We continue to aggressively pursue opportunities to increase traffic at our websites and partner websites to offset these risks and grow long term revenues from memberships as well as upsell, and lead generation revenues. We expect that diversifying our sources for website traffic and partnering with only high quality affiliates will improve the volume and quality of sign-ups, and continue to reduce both our return rate and chargeback rate.  We will also continue to diversify our risk by developing new revenue streams particularly through the expansion of our lead generation business.

Liquidity and Capital Resources

As of June 30, 2007, our Total Current Assets were $14,618,950 and our Total Current Liabilities were $4,729,880. Our Stockholders' Equity at June 30, 2007 was $11,441,678.

During 2006, all of our promissory notes and convertible debt were repaid. During the fourth quarter of 2006, we financed an insurance policy that had a balance of $10,198 and constituted our entire debt at June 30, 2007.

As a result of the higher number of chargebacks as a percentage of billing transactions during the three months ending March 31, 2007, we have been required to increase our merchant card reserves at our merchant processor’s bank. We deposited $1,000,000 by wire transfer into our reserve account on May 3, 2007.  We anticipate a favorable negotiation to release these funds in response to our chargeback percentages and diversification with additional processors.  Merchant reserves are classified on our balance sheet as other receivables.

Because of the favorable results from operations and our expectations that our success will continue we will be required to make tax payments during fiscal 2007.  During the quarter ending June 30, 2007, we made payments of $1,515,343. These tax obligations will continue in conjunction with our ongoing profitability but the timing of cash payments will be more favorable for the remainder of the year.

We believe that cash generated from operations will be sufficient to fund operations and capital requirements as presently planned over the next twelve months.  We anticipate putting a line of credit in place and/or raising funds through the sale of securities to assist with short-term cash needs should we identify acquisition opportunities.

Seasonality

Historically, our business has not been susceptible to significant seasonal factors and we anticipate it will not be in the future.

Commitments

Minimum future rental payments under non-cancelable operating leases as of June 30, 2007, for each of the next five years and in the aggregate are as follows:

2007	$144,116
2008	293,229
2009	120,976
2010	-
2011	-
Total	$558,321

We entered a two-year cost plus agreement on October 11, 2006, with Datascension, Inc., an unrelated party, that enables Consumer Loyalty Group to operate a state of the art call center. The call center became operational on November 27, 2006 and is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S. based counterparts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2007, we granted 693,702 options to our employees to purchase common stock under our employee stock option plan.

On May 7, 2007, we issued 50,000 shares of common stock to Dave Petitto, in consideration for $41,500, pursuant to a settlement agreement.

On June 22, 2007, we issued 48,000 shares of common stock to Ronald Feldman, in consideration for $36,000, pursuant to a settlement agreement.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter of 2007.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

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

4.14
Stock Subscription Agreement between the Company and Gary D. Elliston, dated December 22, 2005, (included as Exhibit 4.51 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.15
Stock Subscription Agreement between the Company and Cliff M. Holloway, dated December 22, 2005, (included as Exhibit 4.52 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.16
Stock Subscription Agreement between the Company and John C. Boutwell, Jr, dated December 22, 2005, (included as Exhibit 4.53 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.17
Stock Subscription Agreement between the Company and Mr. and Mrs. Jack B. Manning, dated December 22, 2005, (included as Exhibit 4.54 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.18	Stock Subscription Agreement between the Company and Stephen Moore, dated December 22, 2005, (included as Exhibit 4.55 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.19	Stock Subscription Agreement between the Company and Monte L. Roach, dated December 22, 2005, (included as Exhibit 4.56 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

4.20	Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.21	Convertible Promissory Notes between the Company and Ronald Feldman, dated January 9, 2006 (included as Exhibit 4.58 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

4.22	Convertible Promissory Notes between the Company and Wakelin McNeel, dated January 6, 2006 (included as Exhibit 4.57 to the Form 10-QSB filed May 8, 2006 and incorporated herein by reference).

10.1	2000 Stock Option Plan (included as Exhibit 9 to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

10.2	Sublease between the Company and Pinnacle Sales Group, LLC, dated August 18, 2003 (included as Exhibit 10.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.3	Sublease Agreement between the Company and Mammoth Moving Inc., dated July 14, 2003 (included as Exhibit 10.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Goleta, State of California on the 14th day of August, 2007.

COMMERCEPLANET, INC.

/s/ Michael Hill By: Michael Hill Title: Chief Executive Officer	Date: August 14, 2007

/s/ David Foucar By: David Foucar Title: Chief Financial Officer Principal Accounting Officer	Date: August 14, 2007