Form 10KSB/A
period 2006-12-31
Commerce Planet
filed 2007-08-24
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
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

$0.001
(Title of Class)

☐ Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

☐ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-KSB for the year ended December 31, 2006 to amend the financial statements and footnotes of this report in order to disclose that we adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment.”  In addition, we amended Note 7, Stock-Based Compensation, to reflect the adoption of an accounting policy regarding the Statement of Financial Accounting Standards No. 123R.  We elected early adoption of SFAS 123R for the year ended December 31, 2005 and all subsequent periods.  Therefore, our financial statements for the year ended December 31, 2006 and 2005 include stock option expense, which was determined under the guidelines of SFAS 123R. This amendment pertains only to additional disclosures and has no financial impact.

COMMERCE PLANET, INC.
10-KSB/A

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

Interaccurate designs and implements cutting-edge technology for secure electronic payment modules, advanced content search tools, and secure data hosting. Additionally, Interaccurate provides co-location services in its secure, state of the art data center.

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

Online shopping continues to be a large and rapidly growing channel for consumers and merchants to buy and sell goods and services. According to the U.S. Census Bureau 2007 Statistical Abstract, U.S. online retail sales will grow to $329 billion in 2010. Reaching this number requires a compound average growth rate, or “CAGR,” of 13% between 2006 and 2010 with growth rates in consumer electronics slightly higher at 14%. Similar research provided by Forrester Research, Inc. indicates that the total number of U.S. online shopping households will reach 55 million in 2010.

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

INTELLECTUAL PROPERTY

We have received trademarks for Onlinesupplier.com (date of use: August 18, 2003), Tomorrow's Innovations, Today (date of use: August 18, 2003), and Auction Liquidator (date of use: September 1, 2004), and Stop, Drop, n' Cash (date of use: September 1, 2004). We have also filed a trademark for MyOnlineChat, (date of use: February 14, 2007) which is still pending registration. We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

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

	Commerce Planet	Consumer Loyalty Group	Legacy Media	OS Imaging	Inter- accurate	Combined Segments

Revenue	$13,161,238	$14,645,907	$5,317,437	$1,480,226	$195,475	$34,800,283

Cost of Goods Sold	1,669,915	1,900,520	3,769,298	1,145,744	45,600	8,531,077

Gross Profit	11,491,323	12,745,387	1,548,139	334,482	149,875	$26,269,206

Operating Expense	8,085,069	6,204,679	1,095,848	644,938	238,293	16,268,827

Other (Income) Expense	1,233,363	2,459	18,471	4,981		1,259,274

Income/(Loss) Before Income Taxes	2,172,891	6,538,249	433,820	(315,437)	(88,418)	8,741,105

Consolidating adjustments

Favorable/(Unfavorable)
	Revenue	COGS	Expenses/ Other	Net Income

Combined	$34,800,283	(8,531,077)	(17,528,101)	$8,741,105

Intersegment Adjustments	$(7,312,149)	$4,155,316	$3,156,833	$-

Consolidated	$27,488,134	$(4,375,761)	$(14,371,268)	$8,741,105

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

Upsell revenues contributed 9.5% to total revenues while increasing by 525.4% over 2005. We provide access to business partners’ product offerings though our website for which they pay fees. The growth in memberships in 2006 increased revenues for existing offers dramatically and spurred the addition of new offers as well.

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

Costs Of Goods Sold

We incurred costs of sales of $4,375,761 for the year ended December 31, 2006, as compared to $1,744,865 for the year ended December 31, 2005. Costs of sales increased by 150.8% over 2005 which was a much lower rate than the growth of revenues. On a percentage basis, cost of goods sold decreased from 23.8% to 15.9% of revenues. The overall mix of membership revenues to total revenues is improved at 81.5% in 2006 compared to 74.8% in 2005. Additionally, our increase in membership volume has provided economies of scale related to our webstore costs driving costs per unit down while our fulfillment costs have improved on a per unit basis with the acquisition of One Source Imaging. These improvements are slightly offset by an increase in transactional fees for merchant card transactions.

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

Net Income

We had net income of $8,741,105 for the year ended December 31, 2006 compared to a net loss of $6,265,924 for the year ended December 31, 2005. Non-cash charges to income comprised $1,265,062 and $2,836,132 for the years ended December 31, 2006 and 2005, are summarized as follows:

	Year Ended December 31
	2006	2005

Stock issued for services	$128,103	$563,647
Depreciation and amortization	206,348	173,609
Allowance for doubtful accounts	96,675	50,000
Stock Compensation	619,363	341,238
Amortization of debt interest	1,014,353	630,865
Debt conversion feature expense	(837,191)	754,238
Debt inducement expense	37,411	322,535
	$1,265,062	$2,836,132

Basic And Diluted Loss Per Share

Our basic income per share for the year ended December 31, 2006 was $0.20 as compared to ($0.17) for the year ended December 31, 2005. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was $0.17 for the year ended December 31, 2006 as compared to ($0.17) for the year ended December 31, 2005 and was determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698 which might be converted into 35,030,817 shares of our common stock, based on the closing price of our common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of our common stock. All convertible debentures have been retired as of December 31, 2006 and we had 9,996,722 warrants outstanding that were eligible for conversion into shares of our common stock.

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

2007	$285,807
2008	$293,229
2009	$120,976
2010	$-
2011	$-

TOTAL	$700,012

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

We depend on credit card processing for a majority of our membership programs, to include but not be limited to Visa, Mastercard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and or card authorization methods could significantly impact our revenues. Additionally, our membership programs are accepted under a negative option billing term, change in regulation of negative option billing could significantly impact our revenue.

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

Our business plan contemplates that we will enter into commercial agreements, strategic alliances, and other business relationships with third parties. We have entered into agreements to provide eCommerce services to other businesses and we plan to enter into similar agreements in the future. Under these agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and successfully develop the various components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable and cause the company to be in default of agreement or planned compensation. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business's website, product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement, which may cause substantial loss of revenue, or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms, which will not enable us to stay competitive within the industry.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall PC
February 28, 2007

COMMERCE PLANET, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Year Ended December 31
	2006	2005
ASSETS
Current Assets
Cash	$3,659,316	$253,856
Accounts Receivable, net of allowances	1,567,526	251,419
Other Receivables	1,901,470	76,906
Prepaid Expenses	2,347,181	315,343
Inventory	-	2,590

Total Current Assets	9,475,493	900,114

Fixed Assets
Equipment	792,564	578,493
Furniture & Fixtures	101,091	75,627
Computers & Software	789,628	240,677
Leasehold Improvements	121,168	103,124

Total Fixed Assets	1,804,451	997,921
Accumulated Depreciation	(498,659)	(292,311)

Net Fixed Assets	1,305,792	705,610

Other Assets
Deposits	19,154	16,392

Total Other Assets	19,154	16,392

TOTAL ASSETS	$10,800,439	$1,622,116

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,459,372	$710,364
Notes Payable	69,681	345,998
Deferred Revenue	1,017,360	336,001

Total Current Liabilities	3,546,413	1,392,363

Long Term Liabilities
Bank Loans	-	-
Convertible Debentures	-	3,084,017

Total Long Term Liabilities	-	3,084,017

Total Liabilities	3,546,413	4,476,380

Equity
Preferred stock, 100 shares authorized shares at $.001 par value, 15 shares issued and outstanding at December 31, 2006
Common stock, 100,000,000 shares authorized shares at $0.001 par value, 47,193,839 shares issued and outstanding at December 31, 2006, 39,094,633 shares issued and outstanding at December 31, 2005	47,420	39,096
Additional Paid in Capital	9,327,597	8,230,224
Deferred Compensation	-	(71,853)
Shares to be issued	-	1,843
Shares to be returned	(227)	(1,805)
Deferred Compensation	-	-
Stock subscription receivable	-	(189,900)
Accumulated deficit	(2,120,764)	(10,861,869)

Total Equity	7,254,026	(2,854,264)

TOTAL LIABILITIES & EQUITY	$10,800,439	$1,622,116

The accompanying notes to the consolidated financial statements are an integral part of these statements

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

The accompanying notes to the consolidated financial statements are an integral part of these statements

COMMERCE PLANET, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	8,741,105	(6,265,924)

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	128,103	563,647
Write-off of Inventory	2,590
Depreciation and amortization	206,348	173,609
Allowance for Doubtful Accounts	96,675	50,000
Stock Compensation	619,363	341,238
Amortization of debt interest	1,014,353	630,865
Debt conversion feature expense	(837,191)	754,238
Debt inducement expense	37,411	322,535

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(1,317,127)	(5,125)
Other receivables	(1,853,219)	724,865
Inventory		37,206
Other assets	(1,948,750)	(388,587)
Deposits	(2,763)	49,848
Deferred Revenue	681,360	265,438
Accounts payable and accruals	1,770,254	268,373

NET CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES	7,338,512	(2,477,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(563,586)	(456,399)
Acquired Assets	(159,446)

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(723,032)	(456,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of Utah Clay Technology		-
Proceeds from line of credit	68,000	-
Payments on Notes payable	(292,655)	(115,356)
Payment on line of credit	(68,000)	-
Proceeds from notes payable - related parties		2,786,800
Conversions and refinancings on notes payable - related parties		(1,099,004)
Proceeds from notes payable & debentures
Payment on long-term debt	(2,901,595)
Payment to reacquire stock	(339,282)
Payments on bank borrowings	(54,748)
Issuance of Common Stock	378,260	1,405,228

NET CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(3,210,020)	2,977,668

NET INCREASE (DECREASE) IN CASH	3,405,460	43,495

CASH AT BEGINNING OF PERIOD	253,856	210,361

CASH AT END OF PERIOD	3,659,316	253,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	1,318,076	92,636

Cash paid for taxes	800	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	128,103	563,647
Stock Compensation	619,363	341,238
	747,466	904,885

The accompanying notes to the consolidated financial statements are an integral part of these statements

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity (Deficit) - Common Stock
For the years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares Issued	Par .001	Shares Issued	Par .001	Additional Paid in Capital	Shares to be Issued

BALANCE, December 31, 2004			$33,885,117	$33,891	$4,844,384	$1,473
Issuance of stock for equity line			1,550,000	1,544	(1,165)
Issuance of stock for inducement			808,500	810	322,135	(410)
Issuance of stock for cash			264,000	264		(264)
Beneficial Conversion					754,238
Exercise of Puts					1,348,696
Conversion on convertible debentures			66,516	67	56,472
Stock Issued for Services			1,100,000	1,100	436,000	(750)
Re-issuance of stock as registered			1,420,500	1,420
Issuance of stock warrants					341,238
Reduction in stock subscription receivable, pre merger					(59,880)
Issuance of Stock Subscription Agreements					188,106	1,794
Net Loss for Period
BALANCE, December 31, 2005	-	-	39,094,633	39,096	8,230,224	1,843

Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	$47,193,839	$47,420	$9,327,597	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements

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

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for the Company’s assumption of certain liabilities totaling $52,747. On June 20, 2006 the Company established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. to support its growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash 42,266 shares of common stock. On October 11, 2006 the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2005, the total amount of outstanding convertible debentures was $4,203,698 which might be converted into 35,030,817 shares of the Company’s common stock, based on the closing price of its common shares on December 31, 2005. At December 31, 2005, there were 4,148,750 warrants outstanding that were eligible for conversion into shares of the Company’s common stock. All convertible debentures have been retired as of December 31, 2006, and the Company had 9,996,722 warrants outstanding that were eligible for conversion into shares of the Company’s common stock.

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting standards No. 123R , “Share-Based Payment” (SFAS No. 123R).   This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  For public entities that file as small business issuers, implementation of these rules was required as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

See Note 7 below for further detail on stock based compensation.

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

Revenue Recognition

The Company has eight revenue streams:

-Charging its members a monthly fee for the tools and services needed to create and run a successful Internet auction business.

- Offering its customers access to coaching services provided through a third party arrangement with 20-20 Advisors for a monthly fee. The Company began to offer this service in February 2005.

- Offering its customers access to discounted value-added services such as: prescription drug plans, roadside assistance, tax and legal services, real estate listing services, and discounted entertainment packages for a monthly fee. These services are currently offered to the Company’s customers through third party arrangements with suppliers such as My Computer Club, Inc., West, Inc. and InQ.

- Product sales via its website.

- Providing its customer information to third parties who compensate the Company with a fee for each customer’s contact information acquired, or by sharing the revenues generated from contacting its customer. Revenues generated by the sale of the Company’s customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

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

Discontinued Operations

During 2005, the Company decided to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus its efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the Company’s financial statements for the year ended December 31, 2005 and 2006.

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

NOTE 4 - OTHER RECEIVABLES

As of December 31, 2006, and December 31, 2005 other receivables, consists of the following:

	Year Ended December 31
	2006	2005
Other Receivables
Merchant Card Reserve	$2,032,824	$110,244
Return Provision	(141,536)	(37,000)
Other	10,182	3,662

Total	$1,901,470	$76,906

NOTE 5 - PREPAID EXPENSES

As of December 31, 2006, and December 31, 2005 prepaid expenses, consists of the following:

	Year Ended December 31
	2006	2005
Prepaid Expenses
Deferred Advertising	$1,962,466	$159,182
Insurance	$189,138	$10,969
Other	195,577	145,192

Total	$2,347,181	$315,343

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2006, and December 31, 2005, accounts payable and accrued expenses, consists of the following:

	Year Ended December 31
	2006	2005
Accounts Payable and Accrued Expenses
Accounts Payable and Accrued Expenses	$1,804,979	$573,133
Accrued Payroll and Payroll Taxes	$654,393	$57,335
Accrued Interest	-	79,896

Total	$2,459,372	$710,364

NOTE 7 – STOCK BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment” (SFAS No. 123R).   SFAS 123R was issued in December 2004. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  The Company elected early adoption of SFAS 123R.  Therefore, the Company’s financial statements for the year ended December 31, 2006 and 2005 include stock option expense, which was determined under the guidelines of SFAS 123R.

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

The Company estimates the volatility of its common stock by using historic volatility in market traded stock.  The Company estimates the expected term of options granted to be 4 years since the Company has no historic basis for trading in its options, once exercised shares are restricted limiting their short term value, and because the Company expects that long term growth in the market value of its stock will provide the greatest return to employees. The Company bases the risk-free interest rate that it uses in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has no significant historical data to estimate pre-vesting option forfeitures and so record stock-based compensation expense for all awards with no adjustments for forfeitures since the Company expects the forfeiture rate to be immaterial related to early issues. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value of equity instruments issued as compensation are as follows:

	2006	2005
Expected life (in years)	4.0	2.0
Volatility	32.93-56.14%	11.97%
Risk free interest rate	4.35-4.53%	3.98%
Dividend yield	—	—

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating income, net income and net income per share.

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

As of December 31, 2006, the Company had reserved 2,349,966 shares of common stock for issuance under the plan.  Shares issued under the plan are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933.  During the year ended December 31, 2006, the Company granted 1,124,327 options to purchase common stock under its employee stock option plan.  The strike prices on these issues range from $0.21 to $1.47.

The following table sets forth the summary of the Company’s incentive stock option plan activity for the year ended December 31, 2006 and 2005, respectively:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	0	$0.00	0	$0.00
Granted	1,451,977	$0.67	0	$0.00
Cancelled	(327,650)	$0.98	0	$0.00
Exercised	0	$0.00	0	$0.00
Outstanding, End of Period	1,124,327	$0.58	0	$0.00
Exercisable, End of Period	370,475	$0.43	0	$0.00

Employee Warrants

In addition to the Company’s incentive stock option plan, the Company has issued warrants to purchase common stock from time to time to key employees to retain employees, provide incentives, and align stockholder and employee interests.  Warrant shares issued are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933.  During the year ended December 31, 2006, the Company issued 1,428,750 warrants to purchase common stock under its employee stock option plan.  The strike prices on these issues range from $0.00 to $1.12.

The following table sets forth the summary of warrants issued as stock compensation for the year ended December 31, 2006 and 2005, respectively:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, Beginning of Period	750,000	$0.78	0	$0.00
Granted	1,428,750	$0.10	750,000	$0.78
Cancelled	(750,000)	$0.78	0	$0.00
Exercised	78,750	$0.16	0	$0.00
Outstanding, End of Period	1,350,000	$0.09	750,000	$0.78
Exercisable, End of Period	420,833	$0.08	0	$0.00

Preferred Shares

The Company has issued warrants to purchase Series D Convertible Preferred Stock.  The Series D Preferred Stock converts to common shares at 0.4167% of outstanding shares on the day of conversion.  Warrants to purchase 12 preferred shares were issued to the Company’s Chief Executive Officer and President, respectively, in accordance with their employment agreements.  Additionally, during 2006, a warrant to purchase 1 share of Series D Preferred Stock was issued to each of the Company’s three directors for their service on the Board of Directors.  During the year ended December 31, 2006, the Company issued warrants to purchase a total of 27 shares of Series D Preferred Stock.  The strike price associated with these warrants was $0.01

The following table sets forth the summary of warrants to purchase Series D Preferred Stock issued as stock compensation for the year ended December 31, 2006 and 2005, respectively:

	2006			2005
	Warrants	Common Share Equivalent	Weighted Average Exercise Price	Warrants	Common Share Equivalent	Weighted Average Exercise Price
Outstanding, Beginning of Period	0	0	$0.00	0	0	$0.00
Granted	27	5,309,307	$0.01	0	0	$0.00
Cancelled	0		$0.00	0	0	$0.00
Exercised	15	2,949,615	$0.01	0	0	$0.00
Outstanding, End of Period	12	2,359,692	$0.01	0	0	$0.00
Exercisable, End of Period	12	2,359,692	$0.01	0	0	$0.00

Compensation Expense

The following table sets forth the expense recognized for stock-based compensation for the years ended December 31, 2006 and 2005, respectively, and figures representing the anticipated value of stock-based compensation expense for 2007 and 2008:

	ACTUAL			EXPECTED
	2005	2006		2007	2008
Incentive Stock Options	$0	$54,232		$126,786	$74,652
Warrants	$341,238	$(208,162)	(1)	$152,460	$54,935
Preferred Stock Warrants	$0	$773,293		$375,107	$0.00
Total Stock Based Compensation	$341,238	$619,363		$654,353	$129,587

(1)	Reduction in expense for forfeiture of warrants on employee termination without completion of requisite service period.

Intrinsic Values

The following table sets forth the intrinsic values of equity instruments issued as compensation as of December 31, 2006 and 2005, respectively:

	ISSUED		EXERCISABLE
	2005	2006	2005	2006
Incentive Stock Options	$0	$638,870	$0	$374,731
Warrants	$1,500	$1,920,396	$0	$673,035
Preferred Stock Warrants	$0	$7,645,402	$0	$3,397,956
Total Stock-Based Compensation	$1,500	$10,204,668	$0	$4,445,722

NOTE 8 - NOTES PAYABLE - RELATED PARTIES AND OTHERS

Notes Payable

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At December 31, 2006, the Notes Payable balance was $69,681 which represents the Company’s entire debt. The total premiums for the policy are $120,088 and $88,875, which were financed after a down payment of $31,212. The balanced was financed for 9 months at an annual interest rate of 9.75%.

Notes Payable - Related Parties

At December 31, 2005, the Company had Notes Payable to two majority shareholders for $25,000 each for a total of $50,000. Each note was unsecured, due on demand, and bears interest at a rate of 6%. At December 31, 2006 the Notes Payable were completely repaid.

NOTE 9 - CONVERTIBLE DEBT

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

On August 15, 2004, the Company issued convertible debentures of $144,000 to Dutchess Private Equities Fund, II. The debentures convert on August 15, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $24,000. On August 18, 2004, the Company issued a warrant to Dutchess Private Equities Fund, II, to purchase 360,000 of the Company’s common shares at an exercise price at $1.03 per share. These warrants were valued at $74,843. At December 31, 2006, the debenture was completely repaid.

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

On September 25, 2004, the Company issued convertible debentures of $222,000 to Dutchess Private Equities Fund. The debentures convert on September 25, 2009. The holder of the debentures can convert the face value of the debenture plus accrued interest into shares of the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the 15 full trading days prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in stock price. The convertible debentures shall pay 8% cumulative interest, payable in cash or stock at the Company’s option, at the time of conversion. This debenture was issued at a discount of $37,000. On September 25, 2004, the Company issued a warrant to Dutchess Private Equities Fund, to purchase 540,000 of the Company’s common shares at an exercise price at $1.25 per share. These warrants were valued at $140,130. At December 31, 2006, the debenture was completely repaid.

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

The Debentures pay six percent (6%) or eight percent (8%) cumulative interest, in cash or in shares of common stock, par value $0.001 per share, of the Company, at the Company's option, at the time of each conversion. The Company shall pay interest on the unpaid principal amount of this Debenture at the time of each conversion until the principal amount hereof is paid in full or has been converted. If the interest is to be paid in cash, the Company shall make such payment within five (5) business days of the date of conversion. If the interest is to be paid in Common Stock, said Common Stock shall be delivered to the Holder, or per Holder's instructions, within five (5) business days of the date of conversion. The Debentures are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement The principal amount of the Debentures are secured by shares pledged as collateral pursuant to the terms of a Security Agreement. These Debentures are full recourse loans being made by the Holder and the Company is liable for any deficiency. At December 31, 2006, the debenture was completely repaid.

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

NOTE 10 - CAPITAL STOCK

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

During the year ended December 31, 2006, the following shares of common stock were issued by the Company:

Name	Transaction Type	Date	Issued
Oustanding at 12/31/05			39,094,633
Minority Shareholder	Stock Rescission	01/05/06	(340,500)
Preston Capital	Stock Rescission	01/05/06	(384,871)
Efund Capital Partners	Conversion of convertible debentures	01/13/06	100,000
Dutchess Equities Fund LP	Conversion of convertible debentures	01/13/06	300,000
Minority Shareholder	Conversion of convertible debentures	01/13/06	10,000
Minority Shareholder	Conversion of convertible debentures	01/19/06	10,000
Efund Capital Partners	Conversion of convertible debentures	01/19/06	150,000
Dutchess Equities Fund LP	Conversion of convertible debentures	01/19/06	287,801
Dutchess Equities Fund LP II	Conversion of convertible debentures	02/03/06	30,000
Efund Capital Partners	Conversion of convertible debentures	02/03/06	100,000
Minority Shareholder	Conversion of convertible debentures	02/03/06	9,000
Dutchess Equities Fund LP	Conversion of convertible debentures	02/22/06	37,800
Efund Capital Partners	Conversion of convertible debentures	03/07/06	500,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/10/06	84,750
Minority Shareholder	Conversion of convertible debentures	03/10/06	5,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/16/06	150,000
Minority Shareholder	Conversion of convertible debentures	03/16/06	10,000
Minority Shareholder	Warrant Exercise	03/16/06	120,000
Minority Shareholder	Conversion of convertible debentures	03/24/06	5,000
Dutchess Equities Fund LP	Conversion of convertible debentures	03/24/06	83,400
Minority Shareholders	Subscription Agreement 12/28/05	04/03/06	1,736,363
Dutchess	Subscription Agreement 12/28/05	04/03/06	8,000
Efund	Subscription Agreement 12/28/05	04/03/06	30,000
EFund Capital Partners	Conversion of convertible debentures	04/13/06	619,118
Efund Small Cap Fund	Conversion of convertible debentures	04/13/06	467,654
Minority Shareholder	Conversion of convertible debentures	04/25/06	171,500
Affiliate	Stock Rescission	05/04/06	(375,000)
Marketbyte LLC	Stock Rescission	05/04/06	(375,000)

Name	Transaction Type	Date	Issued
Luminary Ventures	Stock Rescission	05/04/06	(150,000)
Minority Shareholder	Stock Rescission	05/04/06	(75,000)
Pacific Shores	Stock Rescission	05/04/06	(75,000)
Minority Shareholder	Stock Rescission	05/04/06	(30,000)
Preston Capital Partners	Exercise Put	05/17/06	287,439
Minority Shareholder	Conversion of convertible debentures	05/17/06	449,500
Preston Capital Partners	Exercise Put	05/22/06	105,559
Preston Capital Partners	Exercise Put	05/31/06	74,212
Dutchess Private Equities II	Conversion of convertible debentures	06/01/06	150,000
Dutchess Private Equities II	Conversion of convertible debentures	06/02/06	300,000
Dutchess Private Equities II	Conversion of convertible debentures	06/06/06	257,915
Dutchess Private Equities	Conversion of convertible debentures	06/07/06	347,621
Dutchess Private Equities II	Conversion of convertible debentures	06/07/06	250,000
EFund Capital Partners	Conversion of convertible debentures	06/08/06	439,794
Dutchess Private Equities II	Conversion of convertible debentures	06/13/06	225,000
Dutchess Private Equities II	Conversion of convertible debentures	06/19/06	375,127
Dutchess Private Equities II	Conversion of convertible debentures	07/12/06	241,127
Dutchess Private Equities II	Conversion of convertible debentures	08/03/06	501,381
Ronald Feldman	Conversion of convertible debentures	08/10/06	480,000
Minority Shareholder	Conversion of convertible debentures	08/10/06	200,000
Seacoast Financial	Shares Issued for services	09/26/06	300,000
Interaccurate acquisition	Issued for Payment	10/31/06	42,266
Affiliate	Warrant Exercise	11/13/06	30,000
Commerce Planet	Shares Repurchased	12/01/06	(34,500)
Commerce Planet	Shares Repurchased	12/04/06	(15,000)
Commerce Planet	Shares Repurchased	12/05/06	(34,000)
Commerce Planet	Shares Repurchased	12/07/06	(15,000)
Commerce Planet	Shares Repurchased	12/08/06	(20,000)
Commerce Planet	Shares Repurchased	12/11/06	(13,000)
Commerce Planet	Shares Repurchased	12/12/06	(7,000)
Affiliate	Warrant Exercise	12/15/06	48,750
Commerce Planet	Shares Repurchased	12/19/06	(20,000)
Commerce Planet	Shares Repurchased	12/20/06	(32,500)
Commerce Planet	Shares Repurchased	12/28/06	(31,000)
Commerce Planet	Shares Repurchased	12/29/06	(4,500)
Oustanding at 12/31/06			47,193,839

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

A summary of warrant activity for 2006 and 2005, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2004	4,020,000	$1.23	4,020,000	$1.23

Granted	878,750	$0.67	0	0.00
Exercised	0	0.00	0	0.00
Outstanding, December 31, 2005	4,898,750	$1.13	4,020,000	$1.23

Granted	7,733,634	$0.31	6,225,472	$0.03
Cancelled	(750,000)	$0.67	0	0.00
Exercised	(715,960)	$0.77	(715,960)	$0.77
Outstanding, December 31, 2004	11,166,424	$0.49	9,529,512	$0.47

NOTE 11 - OTHER INCOME AND EXPENSE

As of December 31, 2006, and December 31, 2005, other income and expenses, consists of the following:

	Year Ended December 31
	2006	2005
Other Income/Expense
Other Income	(30,080)	-
Beneficial Conversion Recovery	(837,191)	-
Interest Income	(50,331)	-
Interest Expense	1,373,668	1,630,464
Other Income/Expense	456,066	1,630,464

During the years ended December 31, 2005, and 2004, the Company incurred beneficial conversion expenses of $754,238 and $655,516, which are included in interest expense in the consolidated financial statements. During the year ended December 31, 2006, the Company retired all of its debt allowing it to recover $837,191 of the beneficial conversion expense taken in 2004 and 2005, which was included in other income.

NOTE 12 - FINANCIAL ACCOUNTING DEVELOPMENTS

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

In December 2003, the FASB issued FASB Interpretation No. 146, (revised December2003) "Consolidation of Variable Interest Entities" (FIN 146) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

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

In December 2004, the FASB issued SFAS No. 123(R)(revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after January 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the Company’s fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on the Company’s financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

NOTE 13 - COMMITMENTS & CONTINGENCIES

Commitments

Minimum future rental payments under non-cancelable operating leases as of December 31, 2006, for each of the next five years and in the aggregate are as follows:

2007	$ 285,807
2008	$ 293,229
2009	$ 120,976
2010	$ -
2011	$ -

Total	$ 700,012

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

NOTE 14 - RELATED PARTY TRANSACTIONS

On February 11, 2005, the Company issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. The Company issued 37,500 shares to the Holder as an inducement to provide financing. The shares were valued at $40,219. At December 31, 2006, the Note was completely repaid.

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

On August 18, 2005, the Company issued a $221,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $37,000, to eFund Capital Partners. The Note has a 0% interest rate. During the year ended December 31, 2005, $18,211 of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 30,000 shares to eFund Capital Partners as an inducement to provide financing. The shares were valued at $19,125. At December 31, 2006, the Note was completely repaid.

On August 18, 2005, the Company issued a $84,000 non-interest bearing Convertible Promissory Note, due December 18, 2005 at a discount of $14,000, to Barrett Evans. The Note has a 0% interest rate. During the year ended December 31, 2005, none of this Note was repaid, and the balance was exchanged into a Convertible Debenture effective December 18, 2005. The balance at December 31, 2005 was zero. The Company issued 10,000 shares to Barrett Evans as an inducement to provide financing. The shares were valued at $6,375.

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

NOTE 15 - SUBSEQUENT EVENTS

On November 27, 2006, the Board of Directors authorized the repurchase of its outstanding common stock through December 31, 2007 in the open market or in any private transaction, from time-to-time and in accordance with applicable laws, rules and regulations, subject to an aggregate purchase limit of $2,000,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB/A, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB/A that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity plan compensation	Non- qualified Deferred compensation Earnings	All Other Compensation	Total
	$	$	$	$	$	$	$
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Michael Hill	15,000	187,566	0	0	0	0	202,566
Charlie Gugliuzza	15,000	187,566	0	0	0	0	202,566
David Foucar	15,000	187,566	0	0	0	0	202,566

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

b) Mr. Hill owns 7,996,500 shares of common stock and 13 shares of Series D Convertible Stock that can be converted within 60 days into 2,556,541 shares of common stock. Each share of Series D Convertible Preferred Stock converts into 0.4167% of the total number of shares issued and outstanding on the date of conversion.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 11, 2005, we issued a Note to Dutchess Private Equities Fund, II, in the amount of $360,000, at a discount of $60,000. The Note has a 0% interest rate. During the year ended December 31, 2005, this Note was repaid, and the balance at December 31, 2005 was zero. We issued 37,500 shares to the Holder as an inducement to provide financing. The shares were valued at $40,219. At December 31, 2006, the Note was completely repaid.

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

4.49 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 11, 2005 (included as Exhibit 4.50 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

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

4.52 Stock Subscription Agreement between the Company and John C. Boutwell, Jr., dated December 22, 2005, (included as Exhibit 4.53 to the Form 10-KSB dated March 21, 2006, and incorporated herein by reference).

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

10.31 Corporate Consulting Agreement between the Company and eFund Capital Partners LLC dated November 1, 2005 (included as Exhibit 10.1 to the Form 8-K filed February 17, 2006, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Goleta, State of California on the 24th day of August 2007.

COMMERCEPLANET, INC.

/s/ Michael Hill	Date: August 24, 2007
By: Michael Hill Title: Chief Executive Officer

/s/ David Foucar	Date: August 24, 2007
By: David Foucar Title: Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Hill Michael Hill	Chairman of the Board of Directors and Chief Executive Officer	August 24, 2007

/s/ David Foucar David Foucar	Chief Financial Officer and Principal Accounting Officer	August 24, 2007

/s/ Charlie Gugliuzza Charlie Gugliuzza	Director and President	August 24, 2007