Form 10QSB/A
period 2007-03-31
Commerce Planet
filed 2007-08-24
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to amend the financial statements and footnotes of this report in order to disclose that we adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”.  In addition, we amended Note 7, Stock-Based Compensation, to reflect the adoption of an accounting policy regarding the Statement of Financial Accounting Standards No. 123R. We elected early adoption of SFAS 123R for the year ended December 31, 2005 and all subsequent periods.  Therefore, our financial statements for the period ended March 31, 2007 include stock option expense, which was determined under the guidelines of SFAS 123R. This amendment pertains only to additional disclosures and has no financial impact.

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
2007 Unaudited and 2006 Audited

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

Equity
Series D Preferred stock, 100 authorized
shares at $0.001 par value, 15 shares issued
and 14 shares issued and outstanding at March 31, 2007

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

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
2007 Unaudited and 2006 Audited

	Three Months Ended March 31
Revenue	2007	2006
Membership Revenue	$11,520,386	$3,307,623
Upsell Revenue	984,357	210,521
Lead Revenue	649,492	388,827
Fulfillment/Other Revenue	81,491	25,372

Total Revenue	13,235,726	3,932,343

Cost of Goods Sold	2,556,490	687,575

Gross Profit	10,679,236	3,244,768

Expense
Salaries and Personnel Related	1,616,629	533,213
Stock Compensation	238,022	185,000
Advertising	3,446,046	1,106,616
Other Expenses	1,273,331	885,352

Total Operating Expense	6,574,028	2,710,181

Net Ordinary Income	4,105,209	534,587

Other (Income)/Expense	(16,499)	340,207

Income/(Loss) before Income taxes	4,121,708	194,380

Provision for Income Taxes	447,972	-

Net Income/(Loss)	$3,673,736	$194,380

Basic Net Income/(Loss) Per Common Share	$0.08	$0.00

Diluted Net Income/(Loss) Per Common Share	$0.07	$0.00

Basic Weighted Average
Number of Common Shares	48,618,228	39,445,891

Diluted Weighted Average
Number of Common Shares	56,349,450	43,474,641

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
2007 Unaudited and 2006 Audited

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$3,673,736	$194,380

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	-	104,668
Depreciation and amortization	78,755	44,733
Allowance for doubtful accounts	213,989	12,500
Stock Compensation	238,022	185,000
Amortization of debt interest	-	214,278
Debt conversion feature expense	-	37,411

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(604,774)	(170,779)
Other receivables	(1,680,093)
Other assets	(534,754)	(912,627)
Deferred revenue	326,492	582,983
Deferred tax asset	(2,219,183)
Accounts payable and accruals	160,321	396,783
Income tax payable	2,174,593	-
Deferred tax liability	489,964	-

NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	2,316,068	689,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(45,699)	(11,425)
Long term investments	(100,000)	-
Acquired Assets	14,415	-

NET CASH FLOWS PROVIDED (USED)BY INVESTING ACTIVITIES	(131,284)	(11,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	68,000
Payments on Notes payable	(29,380)	(335,248)
Payment on long-term debt	-	(166,000)
Payment to reacquire stock	(483,606)	-
Issuance of Common Stock	84,760	191,900

NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(428,226)	(241,348)

NET INCREASE (DECREASE) IN CASH	1,756,558	436,512

CASH AT BEGINNING OF PERIOD	3,659,316	253,856

CASH AT END OF PERIOD	$5,415,874	$690,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	1,461	52,880

Cash paid for taxes	3,470	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	-	104,668
Stock Compensation	238,022	185,000
	238,022	104,668

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares Issued	Par 0.001	Shares Issued	Par 0.001	Additional Paid in Capital	Shares to be Issued
BALANCE, December 31, 2005			39,094,633	$39,096	$8,230,224	$1,843
Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	47,193,839	47,420	9,327,597	-

Exercise of Warrants			50,000	50	59,662	48
Shares returned to Company				(227)
Shares repurchased			(294,500)	(294)	(483,311)
Shares converted	(1)
Employee stock, options, and warrants			2,929,913	2,930	260,091
Net Income
BALANCE, March 31, 2007	14	-	49,879,252	$49,879	$9,164,039	$48

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Shares to be returned	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total S/E
BALANCE, December 31, 2005	$-1,805	$(71,853)	$(189,900)	$(10,861,869)	$(2,854,264)
Beneficial Conversion					(799,780)
Exercise of Warrants					152,003
Conversion of convertible debentures					1,321,838
Shares returned to Company	1,805				-
Shares repurchased	(227)				(339,282)
Shares issued					36,358
Purchase Interaccurate					58,751
Issuance of stock for services		71,853			128,103
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements			189,900		188,057
Stock Subscription agreements					1,774
Net Income				8,741,105	8,741,105
BALANCE, December 31, 2006	(227)	-	-	(2,120,764)	7,254,026

Exercise of Warrants					59,760
Shares returned to Company	227				-
Shares repurchased					(483,605)
Employee stock, options, and warrants					263,002
Net Income				3,673,736	3,873,582
BALANCE, March 31, 2007	$-	$-	$-	$1,552,972	$10,766,938

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

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for the Company;s assumption of certain liabilities totaling $52,747. On June 20, 2006, the Company established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc., and Consumer Loyalty Group, Inc. to support its growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash and 42,266 shares of common stock. On October 11, 2006 the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.

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

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  All inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three-months ended March 31, 2007 and 2006.  Interim results are not necessarily indicative of results for a full year.

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

Consolidation of Financial Statements

The accompanying financial statements present results for Commerce Planet, Inc. and its wholly owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, Inc., and Intaccurate, Inc. on a consolidated basis. All inter-company sales and costs, and receivables and payables have been eliminated in the resulting financial statements.

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

During the three months ended March 31, 2007, the Company granted 437,102 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase convertible preferred shares and convertible preferred shares issued increased by 441,648 share equivalents based on conversion at 0.4167% of outstanding shares on the day of conversion. Additionally, 2,370,767 common shares were issued to the President of the Company to meet the requirements of his employment contract. The common shares issued to the President of the Company divest over twenty-four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he terminate his employment during the divesting period. The strike prices on these issues range from $0.00 to $1.78 and each issue was accounted for in accordance with the provisions of SFAS No. 123R.

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

Merchant cards include multiple merchant card membership and sign-up transactions ranging from $1.00 to $59.95 that were billed but not settled at the end of the period. Other Trade includes business partner receivables for upsell and lead sale revenues, excluding Impact Legal, none of which are material.

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

The Company estimates the volatility of its common stock by using historic volatility in market traded stock.  The Company estimates the expected term of options granted to be 4 years since it has no historic basis for trading in its options, once exercised shares are restricted limiting their short term value and because the Company expects that long-term growth in the market value of its stock will provide the greatest return to employees. The Company bases the risk-free interest rate that it uses in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has no significant historical data to estimate pre-vesting option forfeitures and so record stock-based compensation expense for all awards with no adjustments for forfeitures since the Company expects the forfeiture rate to be immaterial related to early issues. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value equity instruments issued during the quarter ended March 31, 2007 and 2006, respectively, as compensation are as follows:

	2007	2006
Expected life (in years)	4.0	4.0
Volatility	31.03-44.42%	41.51%
Risk free interest rate	4.48-4.75%	4.35%
Dividend yield	—	—

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect the Company’s operating income, net income and net income per share.

The accounting guidance provided for within SFAS 123R is relatively new. The application of this accounting guidance may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that the Compamy will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based compensation. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Incentive Stock Option Plan

The Company’s incentive stock option plan is a long-term retention program that is intended to attract, retain and provide incentives for talented employees.  The plan also aligns stockholder and employee interests and the Company considers its option programs critical to the operation and productivity of the Company.  The incentive stock option plan was established during fiscal 2006 under the direction of the Company’s Board of Directors.

As of March 31, 2007, the Company had reserved 2,349,966 shares of common stock for issuance under the plan.  Shares issued under the plan are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933.  During the quarter ended March 31, 2007, the Company granted 911,306 options to purchase common stock under its employee stock option plan.  The strike prices on these issues range from $1.44 to $2.15.

The following table sets forth a summary of the Company’s incentive stock option plan activity for the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,224,327	$0.58	0	$0.00
Granted	487,102	$1.48	1,551,977	$0.67
Cancelled	0	$0.00	(327,650)	$0.98
Exercised	0	$0.00	0	$0.00
Outstanding, End of Period	1,711,429	$0.83	1,224,327	$0.56
Exercisable, End of Period	609,716	$0.54	370,475	$0.43

Employee Warrants

In addition to the Company’s incentive stock option plan, the Company has issued warrants to purchase common stock from time to time to key employees to retain employees, provide incentives, and align stockholder and employee interests.  Warrant shares issued are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933.  During the quarter ended March 31, 2007, the Company did not issue any warrants to purchase common stock.

The following table sets forth the summary of warrants issued as stock compensation for the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,350,000	$0.09	750,000	$0.78
Granted	0	$0.10	1,428,750	$0.10
Cancelled	0	$0.00	(750,000)	$0.78
Exercised	(400,000)	$0.08	78,750	$0.16
Outstanding, End of Period	950,000	$0.08	1,350,000	$0.09
Exercisable, End of Period	233,333	$0.09	420,833	$0.08

Preferred Shares

The Company has issued warrants to purchase Series D Convertible Preferred Stock.  The Series D Preferred Stock converts to common shares at 0.4167% of outstanding shares on the day of conversion.  Warrants to purchase 12 preferred shares were issued to the Company’s Chief Executive Officer and President respectively in accordance with their employment agreements.  Additionally, during 2006, a warrant to purchase 1 share of Preferred Stock was issued to each of the Company’s directors for their service on the Board of Directors.  During the year ended December 31, 2006, the Company issued warrants to purchase a total of 27 shares of Series D Preferred Stock.  The strike price associated with these warrants was $0.01

The following table sets forth the summary of warrants to purchase Preferred Stock issued as stock compensation for the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively:

	2007			2006
	Warrants	Common Share Equivalent	Weighted Average Exercise Price	Warrantss	Common Share Equivalent	Weighted Average Exercise Price
Outstanding, Beginning of Period	12	2,359,692	$0.01	0	0	$0.00
Granted	0	0	$0.00	27	5,309,307	$0.01
Cancelled	0	0	$0.00	0	0	$0.00
Exercised	0	0	$0.00	15	2,949,615	$0.01
Outstanding, End of Period	12	2,493,613	$0.00	12	2,359,692	$0.01
Exercisable, End of Period	12	2,493,613	$0.01	12	2,359,692	$0.01

Compensation Expense

The following table sets forth the expense recognized for stock-based compensation for the years ended December 31, 2006 and 2005, respectively and figures representing the anticipated value of stock based compensation expense for 2007 and 2008:

	ACTUAL			EXPECTED

	2005	2006		2007	2008
Incentive Stock Options	$0	$54,232		$126,786	$74,652
Warrants	$341,238	$(208,162)	(1)	$152,460	$54,935
Stock Awards	$ -	$ 0		$ 906,820	$ 906,820
Preferred Stock Warrants	$0	$773,293		$375,107	$0.00
Total Stock-Based Compensation	$341,238	$619,363		$1,561,173	$1,036,407

(1)	Reduction in expense for forfeiture of warrants on employee termination without completion of requisite service period.

Intrinsic Values

The following table sets forth the intrinsic values of equity instruments issued as compensation as of March 31, 2007 and the year ended December 31, 2006, respectively:

	ISSUED		EXERCISABLE

	2006	2007	2006	2007
Incentive Stock Options	$2,052	$1,499,390	$374,731	$727,892
Warrants	$9,656	$1,568,300	$673,035	$382,808
Preferred Stock Warrants	$0	$9,346,892	$3,397,956	$3,397,956
Total Stock-Based Compensation	$11,708	$12,414,582	$4,445,722	$4,508,656

NOTE 8 - NOTES PAYABLE

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At March 31, 2007, the Notes Payable balance was $40,300, which represents the Company’s entire debt. The total premiums for the policy are $120,088 and $88,875 which were financed after a down payment of $31,212. The balance was financed for 9 months at an annual interest rate of 9.75%.

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

During the three month period ended March 31, 2007, the following shares of common stock were issued / repurchased by the Company:

Name	Transaction Type	Date	Issued / (Repurchased)
Outstanding at 12/31/06			47,193,839
Commerce Planet	Shares Repurchased	01/02/07	(2,000)
Commerce Planet	Shares Repurchased	01/03/07	(15,000)
Affiliate	Warrant Exercise	01/09/07	50,000
Affiliate	Stock Award	02/16/07	2,370,767
Affiliate	Conversion of preferred stock	02/16/07	209,146
Affiliate	Warrant Exercise	02/16/07	100,000
Affiliate	Warrant Exercise	02/16/07	250,000
Commerce Planet	Shares Repurchased	03/09/07	(30,500)
Commerce Planet	Shares Repurchased	03/12/07	(20,000)
Commerce Planet	Shares Repurchased	03/14/07	(22,000)
Commerce Planet	Shares Repurchased	03/19/07	(54,500)
Commerce Planet	Shares Repurchased	03/20/07	(52,500)
Commerce Planet	Shares Repurchased	03/21/07	(11,000)
Commerce Planet	Shares Repurchased	03/27/07	(12,000)
Commerce Planet	Shares Repurchased	03/28/07	(33,000)
Commerce Planet	Shares Repurchased	03/29/07	(18,500)
Commerce Planet	Shares Repurchased	03/30/07	(23,500)
Outstanding at 03/31/07			49,879,252

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

A summary of warrant activity for the three month period ending March 31, 2007, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2006	11,633,634	$0.49	9,996,722	$0.47

Granted	878,750	$1.59	742,492	1.11
Exercised	(609,146)	0.08	(609,146)	0.08
Outstanding, March 31, 2007	11,903,238	$0.59	10,130,068	$0.54

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

2007	$214,355
2008	$293,229
2009	$120,976
2010	$-
2011	$-
Total	$628,560

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

	Three Months Ended March 31
	2007	2006	% Change
Revenue
Membership Revenue	$11,520,386	$3,307,623	248.3%
Upsell Revenue	984,357	210,521	367.6%
Lead Revenue	649,492	388,827	67.0%
Fulfillment/Other Revenue	81,491	25,372	221.2%

Total Revenue	13,235,726	3,932,343	236.6%

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

Printing, fulfillment and other revenues contributed 0.6% to total revenues for the period ending March 31, 2007 as compared to 0.6% for the same period in 2006 while increasing by 221.2%. The increases in revenue in this category were driven by the addition of printing and fulfillment services through the acquisition of One Source Imaging.

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

	Three Months Ended March 31
	2007	2006	% Change
Expense
Salaries	$1,616,629	$533,213	203.2%
Stock Compensation	238,022	185,000	28.7%
Advertising	3,446,046	1,106,616	211.4%
Other Expenses	1,273,331	885,352	43.8%

Total Operating Expense	$6,574,028	$2,710,181	142.6%

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

Other Income And Expense

Other income and expense for the three months ended March 31, 2007 provided net other income of $16,499,  compared to a net expense of $340,207 for the same period in 2006. The elimination of our convertible debt during 2006 resulted in the reduction in interest expense and our cumulating cash balances are provided interest income.

	Three Months Ended March 31
	2007	2006
Other (Income)/Expense
Other Income	$(2,142)	$-
Interest Income	(16,621)	-
Interest Expense	1,461	340,207
Other Expense	803	-
	$(16,499)	$340,207

Income Before Income Taxes

We had income before income taxes of $4,121,708 for the three months ended March 31, 2007, compared to $194,380 for the same period last year. Non-cash charges to income was $530,766 and $598,590 for the three months ended March, 2007 and 2006, are summarized as follows:

	Three Months Ended March 31

	2007		2006
Stock issued for services	$		$104,668
Depreciation and amortization		78,755	44,733
Allowance for doubtful accounts		213989	12,500
Stock Compensation		238,022	185,000
Amortization of debt interest			214,278
Debt conversion feature expense			37,411
		$530,766	$598,590

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

Basic and Diluted Loss Per Share

Our basic income per share for the three months ended March 31, 2007 was $0.08, as compared to $0.00 for the same period in 2006. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share was $0.07 for the three months ended March 31, 2007 compared to $0.00 per common share for the same period in 2006 and is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Liquidity And Capital Resources

As of March 31, 2007, our Total Current Assets were $16,067,696 and our Total Current Liabilities were $6,703,214. Our Stockholders' Equity at March 31, 2007 was $10,766,939.

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

2007	$214,355
2008	$293,229
2009	$120,976
2010	$-
2011	$-
Total	$628,560

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

3.1	Articles of Incorporation (included as Exhibit 3.(i) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

3.2	Amended Articles of Incorporation (included as Exhibit 3.(i) to the Form 10-QSB filed November 14, 2001, and incorporated herein by reference).

3.3	Articles of Amendment to Articles of Incorporation, dated January 30, 2004 (included as Exhibit 3.2 to the 10-QSB filed May 24, 2004, and incorporated herein by reference).

3.4	By-laws (included as Exhibit 3.(ii) to the Form SB-2/A filed April 11, 2000, and incorporated herein by reference).

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 18, 2006 (included as Exhibit 3.1 to the Form 8K filed June 8, 2006, and incorporated herein by reference).

3.6	Certificate of Designation of Series C Convertible Preferred Stock (included as Exhibit 4.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

3.7	Certificate of Designation for Series D Convertible Preferred Stock (included as Exhibit 3.1 to the Form 8-K filed August 9, 2006, and incorporated herein by reference).

3.8	Restated Bylaws (included as Exhibit 3.1 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

4.1	Form Series C Convertible Preferred Stock Purchase Agreement (included as Exhibit 4.2 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

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

COMMERCEPLANET, INC.

/s/ Michael Hill By: Michael Hill Title: Chief Executive Officer	Date: August 24, 2007

/s/ David Foucar By: David Foucar Title: Chief Financial Officer Principal Accounting Officer	Date: August 24, 2007