Form 10QSB
period 2007-09-30
Commerce Planet
filed 2007-11-13
CIK 1028070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 333-34308

COMMERCE PLANET, INC.
(Exact name of issuer as specified in its charter)

UTAH	87-0520575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 S. LaPatera Lane, Suite 7, Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2007, the Issuer had 49,637,256 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMMERCE PLANET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COMMERCE PLANET, INC.

FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Commerce Planet, Inc.
Goleta, California

We have reviewed the accompanying consolidated balance sheet of Commerce Planet, Inc. as of September 30, 2007, and the related consolidated statement of operations, stockholders' equity and cash flows for the three and nine month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
November 9, 2007

COMMERCE PLANET, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
2007 Unaudited and 2006 Audited

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$2,116,186	$3,659,316
Accounts Receivable, net of allowances	1,528,511	1,567,526
Other Receivables	4,871,159	1,901,470

Deferred Tax Asset	832,193	-
Prepaid Expenses	215,555	2,347,181

Total Current Assets	9,563,604	9,475,493

Fixed Assets
Equipment	889,930	792,564
Furniture & Fixtures	125,005	101,091
Computers & Software	923,946	789,628
Leasehold Improvements	121,168	121,168

Total Fixed Assets	2,060,049	1,804,451
Accumulated Depreciation	(735,175))	(498,659)

Net Fixed Assets	1,324,875	1,305,792

Other Assets
Deposits	13,022	19,154
Long Term Investment	100,000	-
Other Assets	169,874	-

Total Other Assets	282,896	19,154

TOTAL ASSETS	$11,171,375	$10,800,439

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$1,619,660	$2,459,372
Note Payable	-	69,681
Deferred Revenue	211,458	1,017,360
Income Tax Payable	216,733	-
Deferred Tax Liability	163,324	-

Total Current Liabilities	2,211,175	3,546,413

Total Long Term Liabilities	-	-

Total Liabilities	2,211,175	3,546,413

Equity
Preferred stock, Series D, 100 shares authorized
at $0.001 par value, 26 shares issued
and outstanding at September 30, 2007
Common stock, 100,000,000 shares authorized
at $0.001 par value, 49,637,256 shares issued and
outstanding at September 30, 2007, and 47,193,839 shares
issued and outstanding at December 31, 2006	49,637	47,420
Additional Paid in Capital	9,321,180	9,327,597
Shares to be returned	-	(227)
Retained Earnings/(Accumulated deficit)	(410,617)	(2,120,764)

Total Equity	8,960,200	7,254,026

TOTAL LIABILITIES & EQUITY	$11,171,375	$10,800,439

See Accountant’s Review Report

COMMERCE PLANET, INC.

CONSOLIDATED INCOME STATEMENT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenue
Membership Revenue	$4,583,170	$6,036,364	$25,098,773	$15,134,940
Upsell Revenue	467,723	544,961	1,932,100	1,070,231
Lead Revenue	306,412	438,904	2,058,803	1,405,717
Fulfillment/Other Revenue	49,040	607,303	452,658	1,035,805

Total Revenue	5,406,345	7,627,532	29,542,334	18,646,693

Cost of Goods Sold	2,563,189	1,216,906	8,438,024	2,896,452

Gross Profit	2,843,156	6,410,626	21,104,310	15,750,241

Operating Expenses
Salaries and Personnel Related	1,248,819	555,273	4,312,864	1,657,243
Stock Compensation	400,436	299,329	1,065,883	357,093
Advertising	2,248,433	1,322,763	8,222,555	4,248,198
Other Expenses	1,307,608	1,131,242	3,708,251	3,375,513

Total Operating Expense	5,205,296	3,308,607	17,309,553	9,638,047

Net Ordinary Income	(2,362,140)	3,102,019	3,794,757	6,112,194

Other (Income)/Expense	265,813	(12,341)	215,814	1,343,337
Loss on Discontinued Operations	303,002		303,002

Income/(Loss) before Income taxes	(2,930,955)	3,114,360	3,275,941	4,768,857

Provision for Income Taxes	372.391	-	1,246,980	-

Net Income/(Loss)	$(2,558,564)	$3,114,360	$2,028,961	$4,768,857

Basic Net Income/(Loss) Per Common Share	$(0.04)	$0.07	$0.04	$0.11

Diluted Net Income/(Loss) Per Common Share	$-	$0.06	$0.04	$0.09

Basic Weighted Average
Number of Common Shares	49,637,256	46,511,302	49,308,897	43,154,349

Diluted Weighted Average
Number of Common Shares	-	54,580,286	57,605,980	51,223,333

See Accountant’s Review Report

COMMERCE PLANET, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Unaudited

	Nine Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$2,028,961	$4,768,857

Adjustment to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	-	128,103
Depreciation and amortization	236,516	142,483
Allowance for doubtful accounts	122,500	140,000
Stock Compensation	1,065,883	357,093
Amortization of debt interest	-	1,196,937
Debt conversion feature expense	-	37,411

CHANGES IN OPERATING ASSETS/LIABILITIES
Accounts receivable	(83,486)	(865,445)
Other receivables	(2,716,589)	(985,241)
Other assets	1,967,884	(88,820)
Deferred revenue	(805,902)	674,797
Deferred tax asset	(832,193)	-
Accounts payable and accruals	(839,712)	599,114
Income tax payable	(102,082)	-
Deferred tax liability	163,324	-

NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	205,104	6,105,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(241,186)	(485,097)
Long term investments	(100,000)	-
Acquired assets	(14,415)	-

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(355,601)	(485,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(69,681)	(453,248)
Proceeds from notes payable and debentures	-	68,000
Payment on long term debt	-	(15,000)
Payment on long term debt - related party	-	(2,856,016)
Issuance of note receivable	(253,100)
Payment to reacquire stock	(1,191,580)	-
Reduction in stock subscription receivable	-	189,900
Conversion of debentures	-	(1,149,417)
Issuance of Common Stock upon conversion of debentures	-	1,149,417
Exercise of Warrants	121,727	152,003

NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(1,392,633)	(2,914,361)

NET INCREASE (DECREASE) IN CASH	(1,543,130)	2,705,831

CASH AT BEGINNING OF PERIOD	3,659,316	253,856

CASH AT END OF PERIOD	$2,116,186	$2,959,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	$9,580	$234,708

Cash paid for taxes	$2,020,069	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Stock issued for services	-	128,103
Stock compensation	1,065,883	357,093
Total	$1,065,883	$485,196

See Accountant’s Review Report

Commerce Planet, Inc.
Consolidated Condensed Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares Issued	Par 0.001	Shares Issued	Par 0.001	Additional Paid in Capital	Shares to be Issued
BALANCE, December 31, 2005			39,094,633	$39,096	$8,230,224	$1,843
Beneficial Conversion					(799,780)
Exercise of Warrants			587,210	587	151,416
Conversion of convertible debentures			7,348,488	7,348	1,314,490
Shares returned to Company			(1,805,371)	(1,805)	-
Shares repurchased			(226,500)		(339,055)
Shares issued	15		78,750	78	36,280
Purchase Interaccurate			42,266	42	58,709
Issuance of stock for services			300,000	300	55,950
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements						(1,843)
Stock Subscription agreements			1,774,363	1,774
Net Income
BALANCE, December 31, 2006	15	-	47,193,839	47,420	9,327,597	-

Exercise of Warrants			148,000	148	121,577
Shares returned to Company				(227)
Shares repurchased			(634,500)	(634)	(1,190,946)
Shares issued	12
Shares converted	(1)
Employee stock, options, and warrants			2,929,917	2,930	1,062,953
Net Income
BALANCE, September 30, 2007	26	-	49,637,256	$49,637	$9,321,180	$-

See Accountant’s Review Report

Commerce Planet
Consolidated Condensed Statement of Stockholders' Equity

	Shares to be returned	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total S/E
BALANCE, December 31, 2005	$(1,805)	$(71,853)	$(189,900)	$(10,861,869)	$(2,854,264)
Beneficial Conversion					(799,780)
Exercise of Warrants					152,003
Conversion of convertible debentures					1,321,838
Shares returned to Company	1,805				-
Shares repurchased	(227)				(339,282)
Shares issued					36,358
Purchase Interaccurate					58,751
Issuance of stock for services		71,853			128,103
Employee stock, options, and warrants					619,363
Payment for stock subscription agreements			189,900		188,057
Stock Subscription agreements					1,774
Net Income				8,741,105	8,741,105
BALANCE, December 31, 2006	(227)	-	-	(2,120,764)	7,254,026

Exercise of Warrants					121,727
Shares returned to Company	227				-
Shares repurchased					(1,191,580)
Employee stock, options, and warrants					1,065,883
Net Income				2,549,131	2,549,131
BALANCE, September 30, 2007	$-	$-	$-	$428,368	$9,799,187

See Accountant’s Review Report

COMMERCE PLANET, INC.
Notes to Financial Statements
September 30, 2007

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

On June 1, 2006, the Company acquired all of the assets, both fixed and intangible, of Onesource Imaging, a California corporation. The assets were acquired in exchange for the Company’s assumption of certain liabilities totaling $52,747. On June 20, 2006, the Company established three wholly-owned subsidiaries, OS Imaging, Inc., Legacy Media, Inc. and Consumer Loyalty Group, Inc., to support its growth and develop new customer relationships. Effective June 22, 2006, the Company changed its name from NeWave, Inc. to Commerce Planet, Inc. On October 3, 2006, the Company acquired the assets of Interaccurate, Inc. including software, intellectual properties, and a web hosting facility for $176,239 in cash and 42,266 shares of common stock. On October 11, 2006, the Company’s subsidiary, Consumer Loyalty Group, executed an agreement with Datascension, Inc., an unrelated party, to establish a Costa Rican call center. The call center began operations on November 27, 2006.  In June 2007, we reorganized OS Imaging, Inc. as OS Imaging, LLC. Effective August 24, 2007, the Company discontinued operations of OS Imaging, LLC.  On August 30, 2007, the Company merged Interaccurate, LLC with and into Consumer Loyalty Group, LLC.

The Company, through its wholly-owned subsidiaries, offers a comprehensive line of products and services at wholesale prices through its online club memberships as well as online tools and technology to create, manage, and maintain effective website solutions for eCommerce. Additionally, the Company provides businesses with lead generation and order acquisition services, graphic design, printing and fulfillment, as well as secure co-location and data hosting services.

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.  All inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine-months ended September 30, 2007 and 2006.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.

Reclassification of Cost of Sales and Operating Expenses

In the accompanying statement of operations, all of the Company's operating expenses have been classified as cost of sales, salary expense, stock compensation, advertising expense, and other operating expense. This basis of presentation is different than in prior reports, and all prior period amounts have been changed to comply with the current period classification.

Consolidation of Financial Statements

The accompanying financial statements present results for Commerce Planet, Inc. and its wholly-owned subsidiaries, Consumer Loyalty Group, Inc., Legacy Media, Inc., OS Imaging, LLC and Interaccurate, Inc., on a consolidated basis. All inter-company sales and costs, and receivables and payables have been eliminated in the resulting financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company defers revenue based on its estimate of the timing of payments within a month, estimates the benefit period of memberships to defer direct-response advertising, identifies services prior to receipt of invoice for accrual purposes and estimates the useful life of assets to calculate depreciation. Actual results could differ from those estimates.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible shares of preferred stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At September 30, 2007, the Company had warrants and convertible preferred stock outstanding that were eligible for conversion into 10,632,311 shares of the Company’s common stock.

Stock-Based Compensation

The Company has adopted the use of Statement of Financial Accounting standards No. 123R, “Share-Based Payment,” (SFAS No. 123R).  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  For public entities that file as small business issuers, implementation of these rules was required as of the beginning of the first interim or annual reporting period that began after December 15, 2005.

See Note 7 below for further detail on stock-based compensation.

During the nine months ended September 30, 2007, the Company granted 693,702 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase convertible preferred shares and convertible preferred shares issued increased by 264,725 share equivalents based on conversion at 0.4167% of outstanding shares on the day of conversion. Additionally, 2,370,767 common shares were issued to the Company’s former President, serving at that time, to meet the requirements of his employment contract which resulted in a charge of $226,705 for the period. The common shares issued to the Company’s former President divest over twenty-four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he voluntarily terminate his employment during the divesting period. The strike prices on these issues range from $0.00 to $2.15 and each issue was accounted for in accordance with the provisions of SFAS No. 123R.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are considered a reasonable estimate of fair value.

Comprehensive Income

Statement of financial accounting standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

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

Inventory

The Company does not carry product inventories. Wholesale goods purchased for individual resale are drop shipped by third-party suppliers. Marketing materials and other supplies which are kept on hand are generally expensed as purchased.

Revenue Recognition

As of September 30, 2007, the Company’s primary revenue streams are as follows:

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

-  Product sales via its website.

-  Providing its customer information to third parties who compensate the Company with a fee for each customer’s contact information acquired, or by sharing the revenues generated from contacting the Company’s customers. Revenues generated by the sale of the Company’s customer information have been related to offers made to customers in a wide variety of industries. Revenues generated from sharing arrangements have primarily been related to the sale of extended business coaching products and services.

-  Design and implementation of cutting-edge technology for secure electronic payment modules, advanced content search tools, and secure data hosting.

The Company does not provide multiple deliverables to its customers as described in EITF 00-21. Instead, the Company generally uses one revenue stream to develop potential revenues from another source, not from the same source. As such, the Company does not anticipate that the adoption of EITF 00-21 has a material effect on its financial statements.

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

The Company generates leads for clients as potential customers of the Company through contacting the Company's customer service department. The Company cannot reasonably determine the actual incremental cost incurred in the process of generating each telephone call from a potential customer. Therefore costs are expensed as incurred.

The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed and determinable, the delivery is completed and the Company's ability to collect is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past.

Advertising Costs

The Company expenses the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with its advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of online advertising that include reference codes that are used for purchasing the Company’s products and services. The capitalized costs of the advertising are amortized over the three-month period following the receipt of a trial order for the Company’s products and services. At September 30, 2006, capitalized direct-response advertising costs of $400,021, were included in "Prepaid Expenses" in the accompanying Balance Sheets.  Advertising expense was $2,248,433 and $1,322,763 for the three months ended September 30, 2007, and September 30, 2006 and was $8,222,555 and $4,248,198 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Change in Accounting Method

The Company has changed the method of accounting for its Deferred Advertising due to a change in business conditions that no longer merit deferring its advertising expenses.  The Company previously used direct-response advertising to elicit sales to customers who could be shown to have responded specifically to the advertising and resulted in probable future economic benefits.  This condition no longer exists in a distinctive manner to conclude that direct-response advertising will result in probable future benefits.  Therefore, Deferred Advertising as of September 30, 2007 has been written off to reflect the change in business conditions.  This change in accounting method has resulted in a decrease in Operating Profit for the third quarter of $680,488.

Discontinued Operations

During 2005, the Company determined to cease operations at Auction Liquidator, Inc. and Discount Online Warehouse in order to focus its efforts and resources on Onlinesupplier.com. Discontinued operations did not have a material effect on the Company’s financial statements for the period ended September 30, 2007.

During the three month period ended September 30, 2007, the Company determined to cease the operations of its wholly-owned subsidiary, OS Imaging, LLC.  The Company made the determination to provide fulfillment materials using digital media for its membership products in order to reduce costs.  The remaining fulfillment activities provided to third parties were expected to operate at a loss for the foreseeable future.  Operating losses for the three months ended September 30, 2007, as well as the costs associated with discontinuing OS Imaging, Inc. are identified in the financial statements as “Loss from Discontinued Operations” including accrued costs based on management estimates.

NOTE 2 - FEDERAL INCOME TAXES

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

September 30, 2007
Deferred tax assets
Net operating loss carryforwards	$522,615
Depreciation	309,578
Total deferred tax assets	832,193

Deferred tax liabilities
Stock-based compensation	$159,714
Meals	3,610
Total deferred tax liabilities	163,324

Net deferred tax	$668,869

At September 30, 2007, the Company had net deferred tax of $668,869 for federal income tax purposes. Of this total, $522,615 is the Company's net operating loss carryforwards which, if not utilized to offset taxable income, will begin to expire in 2025.

The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

NOTE 3 - ACCOUNTS RECEIVABLE

As of September 30, 2007, accounts receivable consists of the following:

September 30, 2007
Accounts Receivable
Proton	$60,000
Impact Legal	313,963
Merchant Cards	637,390
Other Trade	839,170
Allowance for Doubtful Accounts	(322,011)

Total	$1,528,512

Merchant cards include multiple merchant card membership and sign-up transactions ranging from $1.00 to $59.95 that were billed but not settled at the end of the period. Other Trade includes multiple business partner receivables for upsell and lead sale revenues, excluding Proton and Impact Legal, none of which are material.

NOTE 4 - OTHER RECEIVABLES

As of September 30, 2007, other receivables consists of the following:

September 30, 2007
Other Receivables
Merchant Credit Card Cash Reserves	$4,647,759
Return Provision	(62,619)
Note Receivable	253,100
Other	32,919

Total	$4,871,159

Merchant card reserves consist of funds reserved by merchant processors against future returns and chargebacks.  Generally, 5 to 10% of all merchant card sales are withheld and released on a rolling six-month basis.  When processing is discontinued at an individual merchant processor, funds are held for six months from the last transaction date.  Additional discussion of merchant reserves is contained in the Company’s discussion of Material Trends and Uncertainties section within Part I, Item 2.

Return provision establishes reserve for expected returns based on historic rates.

Note receivable reflects a note receivable issued by the Company to Proton Laboratories in the amount of $250,000, plus accrued interest.  The note is due in January 2008 and the Company has conversion rights to convert the outstanding balance to shares of Proton Laboratories common stock at a discount. The Company intends to evaluate market conditions at the due date to determine whether or not the Company will exercise its conversion rights or demand payment.

NOTE 5 - PREPAID EXPENSES

As of September 30, 2007, prepaid expenses consists of the following:

September 30, 2007
Prepaid Expenses

Insurance	$12,508
Advertising	80,275
Other	122,772

Total	$215,555

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2007, accounts payable and other accrued expenses consists of the following:

September 30, 2007
Accrued Media	$441,467
Accrued Payroll and Payroll Taxes	196,372
Accounts Payable and Other Accrued Expenses	981,821
Total	$1,619,660

NOTE 7 - STOCK-BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R).   SFAS 123R was issued in December 2004 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.  The Company elected early adoption of SFAS 123R.  Therefore, the Company’s financial statements for the year ended December 31, 2006 and 2005 include stock option expense, which was determined under the guidelines of SFAS 123R.

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

The Company estimates the volatility of its common stock by using historic volatility in market traded stock.  The Company estimates the expected term of options granted to be 4 years since it has no historic basis for trading in its options, once exercised shares are restricted limiting their short-term value, and because the Company expects that long-term growth in the market value of its stock will provide the greatest return to employees. The Company bases the risk-free interest rate that it uses in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has no significant historical data to estimate pre-vesting option forfeitures and so record stock-based compensation expense for all awards with no adjustments for forfeitures since it expects the forfeiture rate to be immaterial related to early issues. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value equity instruments issued during the nine months ended September 30, 2007 and 2006, respectively, as compensation are as follows:

	2007	2006
Expected life (in years)	4.0	4.0
Volatility	31.03 - 44.42%	41.51%
Risk free interest rate	4.48-4.75%	4.35%
Dividend yield	—	—

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

As of September 30, 2007, the Company had reserved 2,349,966 shares of common stock for issuance under the plan.  Shares issued under the plan are not registered and must be held when exercised according to Rule 144, promulgated under the Securities Act of 1933, as amended.  During the three and nine months ended September 30, 2007, the Company granted zero and 693,702 options to purchase common stock, respectively, under its employee stock option plan.  The strike price on these issuances ranges from $1.33 to $1.85.

The following table sets forth a summary of the Company’s incentive stock option plan activity for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,224,327	$0.56	0	$0.00
Granted	693,702	$1.61	1,551,977	$0.67
Cancelled	(161,642)	$0.88	(327,650)	$0.98
Exercised	0	$0.00	0	$0.00
Outstanding, End of Period	1,662,489	$0.90	1,224,327	$0.56
Exercisable, End of Period	928,023	$0.65	370,475	$0.43

Employee Warrants

In addition to the Company’s incentive stock option plan, the Company has issued warrants to purchase common stock from time to time to key employees to retain employees, provide incentives, and align stockholder and employee interests.  Warrant shares issued are not registered and generally must be held for at least one year prior to being sold.  During the three and nine months ended September 30, 2007, the Company did not issue any warrants to purchase common stock.

The following table sets forth the summary of warrants issued as stock compensation for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, Beginning of Period	1,350,000	$0.09	750,000	$0.78
Granted	300,000	$1.85	1,428,750	$0.10
Cancelled	(112,192)	$0.00	(750,000)	$0.78
Exercised	(400,000)	$0.08	78,750	$0.16
Outstanding, End of Period	1,137,808	$0.55	1,350,000	$0.09
Exercisable, End of Period	546,027	$0.08	420,833	$0.08

Preferred Stock

The Company has issued warrants to purchase Series D Convertible Preferred Stock.  The Preferred Stock converts to common shares at 0.4167% of the Company’s outstanding common shares on the day of conversion.  Warrants to purchase 12 preferred shares each were issued to the Company’s former Chief Executive Officer and President, who were serving at that time, in accordance with their employment agreements.  Additionally, during 2006, a warrant to purchase 1 share of Preferred Stock was issued to each of the Company's directors for their service on the Board of Directors.  During the year ended December 31, 2006, the Company issued warrants to purchase a total of 27 shares of Series D Convertible Preferred Stock.  The strike price associated with these warrants was $0.01

The following table sets forth the summary of warrants to purchase Preferred Stock issued as stock compensation for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively:

	2007			2006
	Warrants	Common Share Equivalent	Weighted Average Exercise Price	Warrants	Common Share Equivalent	Weighted Average Exercise Price
Outstanding, Beginning of Period	12	2,359,692	$0.01	0	0	$0.00
Granted	0	0	$0.00	27	5,309,307	$0.01
Cancelled	0	0	$0.00	0		$0.00
Exercised	(12)	2,481,863	$0.01	(15)	2,949,615	$0.01
Outstanding, End of Period	0	0	$0.01	12	2,359,692	$0.01
Exercisable, End of Period	0	0	$0.01	12	2,359,692	$0.01

Compensation Expense

The following table sets forth the expense recognized for stock-based compensation for the years ended December 31, 2006 and 2005, respectively, and figures representing the anticipated value of stock-based compensation expense for 2007 and 2008:

	ACTUAL			EXPECTED
	2005	2006		2007	2008
Incentive Stock Options	$0	$54,232		$255,002	$222,346
Warrants	$341,238	$(208,162)	(1)	$182,532	$106,487
Stock Award				$906,820	$906,820
Preferred Stock Warrants	$0	$773,293		$281,329	$0.00
Total Stock Based Compensation	$341,238	$619,363		$1,625,683	$1,235,653

(1)	Reduction in expense for forfeiture of warrants on employee termination without completion of requisite service period.

Intrinsic Values

The following table sets forth the intrinsic values of equity instruments issued as compensation as of September 30, 2007 and December 31, 2006, respectively:

	ISSUED and OUTSTANDING		EXERCISABLE
	2006	2007	2006	2007
Incentive Stock Options	$638,870	$0	$374,731	$46,401
Warrants	$1,920,396	$167,603	$673,035	$336,943
Preferred Stock Warrants	$3,397,956	$0	$3,397,956	$0
Total Stock-Based Compensation	$5,957,222	$167,603	$4,445,722	$383,344

NOTE 8 - NOTES PAYABLE

The Company established a Note Payable for the financing of its Directors and Officers Liability Insurance on November 1, 2006. At September 30, 2007, the Notes Payable balance was $0 which represents the Company’s entire debt. The total premiums for the policy are $120,088 and $88,875 which were financed after a down payment of $31,212. The balance was financed for 9 months at an annual interest rate of 9.75%.

NOTE 9 - CAPITAL STOCK

Preferred Stock

On August 3, 2006, the Company authorized 100 shares of Series D Convertible Preferred Stock with a par value of $0.001. Shares of the Series D Convertible Preferred Stock convert at 0.4167% of outstanding shares of common stock on the day of conversion. As of September 30, 2007, 26 preferred shares were outstanding as follows:

Michael Hill	13 shares
Charlie Gugliuzza	13 shares

Common Stock

In January 2004, the Company increased the number of authorized shares of common stock to 300,000,000. The Company effectuated a 3 for 1 forward stock split on February 18, 2005. All shares have been stated to retroactively affect this reverse stock split.

During the nine month period ended September 30, 2007, the following shares of common stock were issued / repurchased by the Company:

Name	Transaction Type	Date	Issued / (Repurchased)
Outstanding at 12/31/06			47,193,839
Commerce Planet	Shares Repurchased	01/02/07	(2,000)
Commerce Planet	Shares Repurchased	01/03/07	(15,000)
Affiliate	Warrant Exercise	01/09/07	50,000
Affiliate	Stock Award	02/16/07	2,370,767
Affiliate	Conversion of preferred stock	02/16/07	209,146
Affiliate	Warrant Exercise	02/16/07	100,000
Affiliate	Warrant Exercise	02/16/07	250,000
Commerce Planet	Shares Repurchased	03/09/07	(30,500)
Commerce Planet	Shares Repurchased	03/12/07	(20,000)
Commerce Planet	Shares Repurchased	03/14/07	(22,000)
Commerce Planet	Shares Repurchased	03/19/07	(54,500)
Commerce Planet	Shares Repurchased	03/20/07	(52,500)
Commerce Planet	Shares Repurchased	03/21/07	(11,000)
Commerce Planet	Shares Repurchased	03/27/07	(12,000)
Commerce Planet	Shares Repurchased	03/28/07	(33,000)
Commerce Planet	Shares Repurchased	03/29/07	(18,500)
Commerce Planet	Shares Repurchased	03/30/07	(23,500)
Affiliate	Warrant Exercise	06/22/07	48,000
Affiliate	Warrant Exercise	05/07/07	50,000
Commerce Planet	Shares Repurchased	04/02/07	(40,500)
Commerce Planet	Shares Repurchased	04/03/07	(86,500)
Commerce Planet	Shares Repurchased	04/04/07	(27,500)
Commerce Planet	Shares Repurchased	04/09/07	(14,000)
Commerce Planet	Shares Repurchased	04/10/07	(21,500)
Commerce Planet	Shares Repurchased	04/13/07	(20,000)
Commerce Planet	Shares Repurchased	05/22/07	(50,000)
Commerce Planet	Shares Repurchased	05/24/07	(25,000)
Commerce Planet	Shares Repurchased	05/25/07	(25,000)
Commerce Planet	Shares Repurchased	05/29/07	(18,000)
Outstanding at 09/30/07			49,637,256

During the nine months ended September 30, 2007, the Company granted 693,702 options to purchase common stock under its employee stock option plan. The equivalent common share conversion for existing warrants to purchase Series D Convertible Preferred Stock and Series D Convertible Preferred Stock issued increased by 264,725 share equivalents based on conversion at 0.4167% of the Company’s outstanding common stock on the day of conversion. Additionally, 2,370,767 common shares were issued to the President of the Company serving at that time to meet the requirements of his employment contract. The common shares issued to the President of the Company vest over twenty-four months beginning on January 1, 2007, according to the terms of his contract, and must be returned or purchased should he voluntarily terminate his employment during the vesting period. The strike prices on these issues range from $0.00 to $2.15 and each issue was accounted for in accordance with the provisions of SFAS No. 123R.

A summary of warrant activity for the nine months ending September 30, 2007, including preferred share equivalents, is as follows:

	Weighted Average		Weighted Average
	Issued	Price	Exercisable	Price

Outstanding, December 31, 2006	11,633,634	$0.49	9,996,722	$0.47

Granted	693,702	1.59	1,091,432	1.11
Exercised	(609,146)	1.61	(609,146)	0.08
Outstanding, September 30, 2007	11,903,238	$0.59	10,479,008	$0.54

NOTE 10 - OTHER INCOME AND EXPENSE

For the three month period ending September 30, 2007, other income and expenses consists of the following:

September 30, 2007
Other (Income)/Expense
Other Income	$(27,320)
Interest Income	(43,850)
Interest Expense	947
Loss on Securities	336,000
Other Expense	36
Other (Income)/Expense	$265,813

The elimination of the Company’s convertible debt during 2006 resulted in a reduction in interest expense and cash balances provided interest income.  The Company adjusts the carrying value of marketable securities based on the market value at the end of the period.  The Company holds 3,200,000 shares of common stock issued by Proton Laboratories, Inc. for payment of services.  The closing market price of these shares fell from $0.16 to $0.07 per share during the three months ended September 30, 2007 and closing prices have ranged from a high of $0.590 and a low of $0.055 per share over the last fifty-two weeks.

NOTE 11 - LONG TERM INVESTMENTS AND MARKETABLE SECURITIES

On March 27, 2007, the Company made an equity investment in the amount of $100,000 to purchase 1,424,501 shares of Series C Convertible Preferred Stock issued by Content Directions, Inc., dba Linkstorm. The purchased shares represent 2.4% of the total shares issued and outstanding.  The Company expects to hold the shares as an investment.

The Company holds 3,200,000 shares of common stock issued by Proton Laboratories, Inc. for payment of services.  The closing market price of these shares fell from $0.16 to $0.07 per share during the three months ended September 30, 2007 and closing prices have ranged from a high of $0.590 and a low of $0.055 per share over the last fifty-two weeks.  The Company applies a provision against the value based on the daily trading volumes in these shares resulting in a carrying value of $168,000 which is contained within other assets on the balance sheet for the period ended September 30, 2007.  The Company expects to begin a planned sale of shares once the registration statement filed by Proton Laboratories, Inc. is approved by the SEC.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Commitments

Minimum future rental payments under non-cancelable operating leases as of September 30, 2007, for each of the next five years and in the aggregate are as follows:

2007	$72,058
2008	293,229
2009	120,976
2010	-
2011	-
Total	$486,263

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

NOTE 13 – SUBSEQUENT EVENTS

On October 15, 2007, the Company acquired Iventa Corporation pursuant to an Agreement and Plan of Merger and an Agreement of Merger entered into on October 12, 2007, and October 15, 2007, respectively.  Pursuant to the Agreement and Plan of Merger and the Agreement of Merger, Iventa Corporation merged with I-Corp. Acquisition Sub, Inc., the Company’s wholly-owned subsidiary, with Iventa Corporation as the surviving entity.  Upon completion of the merger, all shares of Iventa Corporation owned directly or indirectly by Iventa or any subsidiary of Iventa were cancelled.  After the merger of Iventa Corporation with I-Corp. Acquisition Sub, Inc., Iventa Corporation merged with I-Corp. Merger Sub, LLC, the Company’s wholly-owned subsidiary, with I-Corp. Merger Sub, LLC as the surviving entity. I-Corp Merger Sub, LLC will change its name to Iventa, LLC.

As consideration for the acquisition, the holders of all 12,839,950 outstanding shares of Iventa Corporation common stock will be issued an aggregate of $1,245,609 in shares of the Company’s restricted common stock at $0.73 per share. Thus, the Company will issue 1,706,313 shares of its restricted common stock on a pro rata basis to the Iventa stockholders. This equals a conversion rate of approximately 0.132891 shares of the Company’s restricted common stock per share of Iventa Corporation common stock.

The Agreement and Plan of Merger provides for additional compensation to the Iventa stockholders as follows:

•
If the Iventa business unit produces at least $800,000 of net profit by the first anniversary of the closing date of the merger, the Company will pay the Iventa stockholders an aggregate of $300,000 in shares of its restricted common stock, and if the Iventa business unit produces at least $1,000,000 of net profit in the same time period, the Company will pay the Iventa stockholders an aggregate of $500,000 in shares of its restricted common stock.

•
For the period beginning on the first anniversary of the closing date of the merger and ending on the second anniversary of the closing date, if the Iventa business unit produces at least $2,400,000 of net profits, the Company will pay the Iventa stockholders an aggregate of $300,000 in shares of its restricted common stock plus an additional $300,000, payable in cash, and if the Iventa business unit produces at least $3,000,000 of net profits in the same period, the Company will pay Iventa stockholders an aggregate of $500,000 in shares of its restricted common stock plus an additional $500,000 payable in cash.

•	The Company agreed to pay $305,000 of Iventa’s liabilities upon closing of the merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we made from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We are a publicly-traded media company which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPNE." We offer online media and marketing technology solutions for both proprietary and third-party products companies.  Our services include: lead generation, buyer/non-buyer authentication and database management systems, online media and marketing tools, call center CRM support and anti-fraud ecommerce fulfillment. We offer a turnkey program solution through our network of wholly-owned subsidiaries, Consumer Loyalty Group, Inc. and Legacy Media, Inc. and our continued expansion of programming development and acquisition activities.

Each of our subsidiaries specializes in a specific niche of the media industry. Their combined services are designed to address all the needs of their client partners including: membership loyalty offers, consumer marketing data management, affiliate list management, ecommerce, ecommerce Web/Data hosting and software development.

During the third quarter of 2007, we continued to expand our efforts on the implementation of new operating procedures, improved compliance standards and investment in new management and business model opportunities.  We have accounted for a number of extraordinary items in this past quarter resulting in a stronger balance sheet.  Significant cut backs in personnel, reductions in operating expenses, and enhanced operating procedures further reducing transactional costs continue to improve overall performance of the business.   These improvements are evidence of Management and the Board’s decision to focus more of the Company’s resources toward developing superior online business marketing, media and ecommerce solutions that enable third-party enterprise clients with existing brands, products and distribution volume.

The acquisition of Iventa, while causing further investments to be made, will enable us to solve business needs online including media, marketing, and e-commerce services.  We believe the synergy between our existing online traffic generation, list management, call center, CRM services, online and affiliate sales capabilities and Iventa’s superior ecommerce platform and integrated business solutions will allow us to offer a fully integrated range of products and services that will ultimately enable even large scale third-party clients to operate more efficiently and profitably.  We expect revenues will continue to be under pressure as we shift our focus and strategy toward developing a “provider” business model, as opposed to our more traditional online direct selling businesses.

Online clients are already seeking out the Iventa Online E-commerce Dashboard System because they desire improved online appearance, functionality and customer experience.  We believe we have a system that is both proprietary and first-to-market with regard to its functionalities and processes when compared to traditional e-commerce providers and web page hosting or shopping cart providers.  As we continue to shift our business model toward the Iventa Dashboard System, we expect to continue to experience periodic lulls and spikes from quarter-to-quarter as the go-to-market strategy is tested and deployed.  However, based upon our experience to date, we believe we can grow our business with more sustainable revenue generation, profitability and scalability going forward as a provider platform to third-party clientele.

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

Accounts Receivable

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

Advertising Costs

We expense the media costs of advertising the first time the advertising takes place, except for direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of online advertising that include reference codes that are used for purchasing our products and services. At September 30, 2006, capitalized direct-response advertising costs of $400,021 were included in "Prepaid Expenses" in the accompanying Balance Sheets.  Advertising expense was $2,248,433 and $1,322,763 for the three months ended September 30, 2007, and September 30, 2006, respectively, and was $8,222,555 and $4,248,198 for the nine months ending September 30, 2007 and September 30, 2006, respectively.  See Note on Change in Accounting Method in the Notes to Financial Statements.

Stock Issues for Purchases and Services

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

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

PERIOD ENDED SEPTEMBER 30, 2007, AS COMPARED TO PERIOD ENDED SEPTEMBER 30, 2006

Revenues

We generated net revenues of $5,406,345 for the three months ended September 30, 2007, as compared to $7,627,532 for the three months ended September 30, 2006, resulting in a decline of 29.1% year-over-year for the three month period.  For the nine months ended September 30, 2007, we generated revenues of $29,542,334 compared to $18,646,693 for the same period in 2006.  The increase in revenue year-over-year for the nine month period was 58.0%.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	% Change	2007	2006	% Change
Revenue
Membership Revenue	$4,583,170	$6,036,364	-24.1%	$25,098,773	$15,134,940	65.8%
Upsell Revenue	467,723	544,961	-14.2%	1,932,100	1,070,231	80.5%
Lead Revenue	306,412	438,904	-30.2%	2,058,803	1,405,718	48.5%
Fulfillment/Other Revenue	49,040	607,303	-91.9%	452,658	1,035,805	-56.3%

Total Revenue	$5,406,345	$7,627,532	-29.1%	$29,542,334	$18,646,693	58.4%

Membership revenues contributed 84.8% to total revenues for the three month period ended September 30, 2007 and 85.0% for the nine months ended September 30, 2007.  These percentages compare to 79.1% and 81.2% for the same periods in 2006.  Membership revenues declined by 24.1% for the three months ended September 30, 2007 as compared to the same period in 2006.  Our online sign-ups and resulting membership revenues fell primarily due to the reduction in direct response marketing spending.  The reduced spending began during the second quarter and continued into the three month period ended September 30, 2007, which resulted in a reduction in first time billing as well as reoccurring billing. We reduced spending as we addressed a high volume of poor quality sign-ups, negotiated more favorable terms and practices with our media providers, and evaluated and implemented enhanced internal controls and fraud prevention tools.  Membership revenues increased by 65.8% for the nine month period ended September 30, 2007 compared to the same period in 2006.

Upsell revenues contributed 8.7% and 6.5% to total revenues for the three and nine month periods ended September 30, 2007 as compared to 7.1% and 5.7% for the same periods in 2006.  Upsell revenues declined by 14.2% for the three months ended September 30, 2007 as compared to the same period in 2006 and increased by 80.5% for the nine month period ended September 30, 2007 compared to the same period in 2006.  We provide access to business partners’ product offerings through our website for which they pay fees. Website traffic was reduced in conjunction with our reduced media spending resulting in the decrease in revenue for the three month period while the overall growth in memberships and increased website traffic for the nine month period drove higher revenues derived from our partners’ offerings.

Lead revenues contributed 5.7% and 7.0% to total revenues for the three and nine month periods ending September 30, 2007 as compared to 5.8% and 7.5% for the same periods in 2006.  Lead revenues declined by 30.2% for the three months ended September 30, 2007 as compared to the same period in 2006 and increased by 48.5% for the nine month period ended September 30, 2007 compared to the same period in 2006.  Our online sign-ups, membership base, and website traffic generate leads available for sale.  Our online sign-ups and website traffic declined due to the reduction in direct response marketing spending, resulting in reduced revenues for the three month period compared to the same period in 2006.  An overall increase in online sign-ups and website traffic for the nine month period resulted in higher revenues over the same period in 2006.  Additionally, we took on a significant new customer, Proton Labs, during the second quarter which contributed to the nine month increase but did not contribute to current quarter revenues.

Printing, fulfillment and other revenues contributed 0.01% and 1.5% to total revenues for the three and nine month periods ending September 30, 2007 as compared to 8.0% and 5.6% for the same periods in 2006.  Printing, fulfillment, and other revenue declined by 91.9% and 56.3% compared to the same periods in 2006. During the three month period ended September 30, 2007, we determined to cease the operations of our wholly-owned subsidiary, OS Imaging, Inc. which provided printing and fulfillment services.  Additionally, the first half of 2006 generated significant revenues from investor mailings for investor relations customers which were not replicated at the same volumes prior to the discontinuation of operations.

Costs of Goods Sold

We incurred costs of sales of $2,563,189 and $8,438,024 for the three month and nine month periods ended September 30, 2007, as compared to $1,216,906 and $2,896,452 for the same periods in 2006. Costs of goods sold increased to 47.4% and 28.6% of revenues for the three and nine months ended September 30, 2007 from 16.0% and 15.5% of revenues for the same periods last year. We continued to experience higher than normal transaction-related fees, overages, and fines due to higher return and chargeback rates resulting from poor quality sign-ups in prior periods.  Revenue declined independent of these costs due to a reduction in online sign-ups resulting from the reduction in direct response marketing spending. Both factors contributed to the increase in the percentage of costs of good sold proportional to revenue. Operational adjustments made during the second quarter began to normalize return and chargeback rates, and we believe that overages and fines resulting from poor quality sign-ups in prior periods have been fully assessed.  Additionally, we expect to reduce ongoing transactional fees as we migrate credit card processing to merchant processing banks with more favorable terms.

Operating Expenses

We incurred operating expenses of $5,205,296 and $17,309,553 during the three and nine months ended September 30, 2007 as compared to $3,308,607 and $9,638,047 for the same periods in 2006. Operating expenses increased by 57.3% and 72.5% over the prior year three and nine month periods.  Operating expenses were 96.3% and 58.6% of revenue for the three and nine months ended September 30, 2007, compared to 43.4% and 51.7% for the same periods in 2006.  The revenue decline due to the reduction in online sign-ups resulting from the reduction in direct response marketing spending, along with the timing of cost cutting actions, and the impact of non-recurring activities resulted in higher operating expenses as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	% Change	2007	2006	% Change
Expense
Salaries	$1,248,819	$555,273	124.9%	$4,312,864	$1,657,243	160.2%
Stock Compensation	400,436	299,329	33.8%	1,065,883	357,093	198.5%
Advertising	2,248,433	1,322,763	70.0%	8,222,555	4,248,198	93.6%
Other Expenses	1,307,608	1,131,242	15.6%	3,708,251	3,375,513	9.8%

Total Operating Expenses	$5,205,296	$3,308,607	57.3%	$17,309,553	$9,638,047	72.5%

Expenses for salaries increased by 124.9% and 160.2% during the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Salary and related expenses increased as we increased the depth of our management team and our administrative staff.   We completed the transfer of our customer service and a significant portion of our sales operations to our Costa Rica call center operated by Datascension in July 2007.  Reduction in management and support related salaries was completed late in the quarter following the transfer of operations to Costa Rica.  We anticipate the full impact of these actions will be reflected in future results.

Expenses for stock compensation increased by 33.8% and 198.5% during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006.  The increase in this non-cash expense is due to the issuance of stock to management staff as well as the continuation of our stock option plan for salaried staff.  Also, during the second quarter of 2006, we took a favorable adjustment to stock compensation because of the termination of an employee who did not complete the requisite period of service resulting in a greater than proportional increase for the comparable nine month period.  We are evaluating alternatives for restructuring our stock compensation plans in order to reduce expense while providing appropriate incentives and aligning employees’ interests with those of our stockholders.

Advertising expense increased by 70.0% and 93.6% during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006. As discussed in the Critical Accounting Policies section above, we amortize direct-response advertising that is contracted with our advertising partners on a cost per customer acquired basis over its expected period of future benefits.  As a result of poor quality sign-ups we did not receive the full benefit of some of these costs in the form of membership revenues.  Still, the costs incurred are amortized during following periods resulting in higher gross expenses and a higher percentage of revenue.  As we increase our high quality orders resulting from negotiation of more favorable terms and practices with our media providers and the implementation enhanced internal controls and fraud prevention tools, we believe the matching of our revenue streams with advertising will normalize.

Other expenses increased by 15.6% and 9.8% during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006.   Other expenses were 24.2% and 12.6% of revenue compared to 14.8% and 18.1% for the three and six month periods last year.  Other Expenses include facilities related expenses, legal and accounting, investor and public relations, and other general and administrative expenses.  These expenses tend to be relatively stable independent of short-term fluctuations in revenue.  However, we did incur legal, accounting and other professional fees related to mergers and acquisition activity that did not culminate in a transaction.  These non-recurring costs contributed to the higher level of other expenses.

Other Income and Expense

Other income and expense for the three and nine months ended September 30, 2007 was a net expense of $265,813 and $215,814 compared to net income of $12,341 and a net expense of $1,343,337 for the same periods in 2006. The elimination of our convertible debt during 2006 resulted in the reduction in interest expense and our larger cash balances provide interest income.  We adjusted the carrying value of marketable securities based on the market value at the end of the period resulting in a loss on marketable securities.  We hold 3,200,000 shares of common stock issued by Proton Laboratories, Inc. for payment of services.  The closing market price of these shares fell from $0.16 to $0.07 per share during the three months ended September 30, 2007 and closing prices have ranged from a high of $0.590 and a low of $0.055 per share over the last fifty-two weeks.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	% Change	2007	2006		% Change
Other (Income) Expense
Other Income	$(27,320)	$-	-%	$(29,518)	$		-78.2%
Interest Income	(43,850)	-	-%	(102,549)		(26,745)	283.4%
Interest Expense	947	4,302	-78.0%	11,042		1,370,082	-99.2%
Loss/Gain on Marketable Securities	336,000	-	-%	336,000		-
Other Expense	36	-	-%	839		-	-%

Total Other (Income) Expense	$265,813	$(12,341)	-2253.9%	$215,814		$1,343,337	-83.9%

Loss on Discontinued Operations

During the three month period ended September 30, 2007, we determined to cease the operations of our wholly-owned subsidiary, OS Imaging, LLC.  We made the determination to provide fulfillment materials using digital media for our membership products in order to reduce costs.  The remaining fulfillment activities provided to third parties were expected to operate at a loss for the foreseeable future.  Operating losses for the three months ended September 30, 2007, as well as the costs associated with discontinuing OS Imaging, LLC, were $303,002.

Income Before Income Taxes

We had a loss before income taxes of $2,930,955 and income of $3,275,941 for the three and nine months ended September 30, 2007, compared to income of $3,114,360 and $4,768,857 for the same periods last year. Non-cash charges to income comprised $470,490 and $1,424,899 for the three and nine months ended September 30, 2007, and $473,567 and $2,002,027 for the same periods in 2006, and are summarized as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Stock issued for services	$-	$-	$-	$128,103
Depreciation and amortization	71,536	69,028	236,516	142,483
Allowance for doubtful accounts	(1,509)	-	122,500	140,000
Stock Compensation	400,436	299,329)	1,065,883	357,093
Amortization of debt interest	-	105,210	-	1,196,937
Debt conversion feature expense	-	-	-	37,411
	$470,463	$473,567	$1,424,899	$2,002,027

Income Taxes and Net Income

We recognized an income tax credit of $372,391 for the three months ended September 30, 2007 and $1,246,980 for the nine months ended September 30, 2007 resulting in a net loss of $2,558,564 and net income of $2,028,961, respectively, compared to net income of $3,114,360 and $4,768,857 for the same periods last year. No income tax expense was booked in 2006 due to the application of our net operating loss carryforwards. Our tax expense is a combination of our estimated tax liability and the recognition of deferred tax assets and liabilities as described in Note 2 in the financial statement section.

Basic and Diluted Income/Loss Per Share

Our basic loss per share for the three months ended September 30, 2007 was $0.04 and our basic income per share was $0.04 for the nine months ended September 30, 2007 as compared to $0.07 and $0.11 for the same periods in 2006. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share were anti-dilutive for the three months ended September 30, 2007 and was $0.04 for nine month periods ended September 30, 2007 compared to $0.06 and $0.09 per common share for the same periods in 2006 and is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Subsequent Events

On October 15, 2007, we acquired Iventa Corporation pursuant to an Agreement and Plan of Merger and an Agreement of Merger entered into on October 12, 2007 and October 15, 2007, respectively.  Pursuant to the Agreement and Plan of Merger and the Agreement of Merger, Iventa Corporation merged with I-Corp. Acquisition Sub, Inc., our wholly-owned subsidiary, with Iventa Corporation as the surviving entity.  Upon completion of the merger, all shares of Iventa Corporation owned directly or indirectly by Iventa or any subsidiary of Iventa were cancelled.  After the merger of Iventa Corporation with I-Corp. Acquisition Sub, Inc., Iventa Corporation merged with I-Corp. Merger Sub, LLC, our wholly-owned subsidiary, with I-Corp. Merger Sub, LLC as the surviving entity. I-Corp Merger Sub, LLC will change its name to Iventa, LLC.

As consideration for the acquisition, the holders of all 12,839,950 outstanding shares of Iventa Corporation common stock will be issued an aggregate of $1,245,609 in shares of our restricted common stock at $0.73 per share. Thus, we will issue 1,706,313 shares of our restricted common stock on a pro rata basis to the Iventa stockholders. This equals a conversion rate of approximately 0.132891 shares of our restricted common stock per share of Iventa Corporation common stock.

The Agreement and Plan of Merger provides for additional compensation to the Iventa stockholders as follows:

•
If the Iventa business unit produces at least $800,000 of net profit by the first anniversary of the closing date of the merger, we will pay the Iventa stockholders an aggregate of $300,000 in shares of our restricted common stock, and if the Iventa business unit produces at least $1,000,000 of net profit in the same time period, we will pay the Iventa stockholders an aggregate of $500,000 in shares of our restricted common stock.

•
For the period beginning on the first anniversary of the closing date of the merger and ending on the second anniversary of the closing date, if the Iventa business unit produces at least $2,400,000 of net profits, we will pay the Iventa stockholders an aggregate of $300,000 in shares of our restricted common stock plus an additional $300,000, payable in cash, and if the Iventa business unit produces at least $3,000,000 of net profits in the same period, we will pay Iventa stockholders an aggregate of $500,000 in shares of our restricted common stock plus an additional $500,000 payable in cash.

•	We agreed to pay $305,000 of Iventa’s liabilities upon closing of the merger.

Material Trends and Uncertainties

Our membership revenues are generated by charging our members a monthly fee for the tools and services needed to create and run a successful Internet auction business. Members sign-up for our services at our website after having been directed to our website by internet advertising campaigns for which we pay a fee for each sign-up. As we closed the year in 2006 and began 2007, we generated record volumes of sign-ups from orders generated through our affiliate networks which partially contributed to membership revenues during the three months ended March 31, 2007, and June 30, 2007. We also experienced a large amount of poor quality sign-ups and a higher than normal level of potential online fraud in conjunction with the record sign-ups resulting in increases in both our return rate and our chargeback rate.  Because of the poor quality sign-ups, we experienced a high level of returns and chargebacks during the three months ended June 30, 2007 and, to a lesser degree, during the three months ended September 30, 2007. The rate of both returns and chargebacks declined during the second quarter and continued to decline in the third quarter.  We believe that both return rates and chargeback rates returned to a normal level as we completed the third quarter of 2007 and anticipate any future impact will be nominal.

We reduced our direct response advertising spending during the second quarter of 2007 and continued into the three month period ended September 30, 2007 which resulted in a reduction in first time billing as well as reoccurring billing.  Management took this immediate and decisive action during a period when we experienced a spike in poor quality sign-ups.  By negotiating more favorable terms and practices with our media providers, and evaluating and implementing enhanced internal controls and fraud prevention tools, we have improved the quality of sign-ups to more traditional standards.  Therefore, although our gross transactions declined during the period, our return rates and chargeback percentages continued to decline as well.  Conversion rates from sign-up to billable membership have also improved as a result of our actions.  We have begun to increase our advertising spending and will continue to do so in a controlled fashion to maintain an optimal level of returns and chargebacks versus sign-ups and resulting membership revenues.

Due to a spike in chargeback volume as a percentage of gross transaction volume, our merchant banks viewed the occurrence as a potential credit risk. The unfavorable transaction credit risk assessment resulted in increased transactional fees and penalties, resulting in higher reserve requirements during the three month period ended June 30, 2007, that continued to a lesser degree into the three month period ended September 30, 2007.  The ultimate reduction in chargebacks that we have completed are as a result of more favorable terms and practices with our media providers, enhanced internal controls and fraud prevention tools and improved tracking and communication.  We have improved our transaction risk assessment and pursued more favorable relationships with our merchant processing banks.  We believe that chargeback volumes have returned to acceptable levels due to the business steps we have taken.  However, chargeback volumes as a percentage of the gross transaction volume will continue to be monitored closely by our systems and our merchant processing banks.  Although we believe we have resolved the spike in chargebacks, future trends and situations may occur causing similar transaction credit risk that could impact our ability to bill and collect payment from our membership customers due to payment processing providers’ actions.

Strategic Developments

As we continue to improve our technology drive marketing tools and program platforms, we believe we have identified significant potential value creation in commercializing our own proprietary systems, marketing processes and services.  While we continue to aggressively pursue opportunities to increase traffic at our websites, and partner websites to offset these risks and grow long term revenues from memberships, as well as upsell opportunities and lead generation revenues, we believe that diversifying our sources for website traffic and partnering with more high quality affiliates will improve the volume and quality of sign-ups.  We also intend to continue to diversify our risk by developing new revenue streams particularly through the expansion of our lead generation business.

We believe that our completion of the Iventa acquisition will provide infrastructural synergies and access to enterprise clients that will further enhance our marketing differentiation and long-term growth prospects.  We believe the Iventa customer base, ecommerce capabilities and unique software systems can enable us to more rapidly develop and leverage strong relationships with enterprise major client verticals. We intend to fully integrate our marketing platform software development and sales support capabilities with Iventa’s ecommerce programs and web-based programming solutions for top-tier third-party clients.  These synergies will enable us to provide a more turnkey and proprietary menu of services to the marketplace.

Our 2008 go-to-market strategy will include leveraging our proven sales processes, marketing models and database management systems via the Iventa proprietary software platform and ecommerce solutions for enhanced client relationships.  As we provide our unique technology driven services, we believe we will generate longer-term contracts with more sustainable and diversified revenue streams and profit margins.  We will continue to seek patent protection for the systems we are commercializing and introducing to the market.

Liquidity and Capital Resources

As of September 30, 2007, our Total Current Assets were $9,563,604 and our Total Current Liabilities were $2,211,175. Our Stockholders' Equity at September 30, 2007 was $8,960,200.

During 2006, all of our promissory notes and convertible debt were repaid. During the fourth quarter of 2006, we financed an insurance policy that was fully paid as of September 30, 2007, eliminating our entire debt.

As a result of the higher number of chargebacks as a percentage of billing transactions during the three months ended March 31, 2007, we have been required to increase our merchant card reserves at our merchant processor’s bank. We deposited $1,000,000 by wire transfer into our reserve account on May 3, 2007.  We have subsequently negotiated more favorable terms with our merchant banks but these funds will be held in reserve until early 2008.  Merchant reserves are classified on our balance sheet as other receivables.

Because of the favorable results from operations and our expectations that our success will continue, we will be required to make tax payments during fiscal 2007.   We made payments of $498,270 and $2,020,069 for the three and nine month periods ended September 30, 2007, respectively. These tax obligations will continue in conjunction with our ongoing profitability.

We believe that cash generated from operations will be sufficient to fund operations and capital requirements as presently planned over the next twelve months.  However, our high level of reserves at our merchant processing banks may create pressure on our short-term cash position and we are currently negotiating terms for a line of credit with several banks.  Additionally, we may raise funds through the sale of securities to assist with short-term cash needs should we identify acquisition opportunities.

Seasonality

Historically, our business has not been susceptible to significant seasonal factors and we anticipate it will not be in the future.

Commitments

Minimum future rental payments under non-cancelable operating leases as of September 30, 2007, for each of the next five years and in the aggregate are as follows:

2007	$72,058
2008	293,229
2009	120,976
2010	-
2011	-
Total	$486,263

We entered a two-year cost plus agreement on October 11, 2006 with Datascension, Inc., an unrelated party, that enables Consumer Loyalty Group to operate a state of the art call center. The call center became operational on November 27, 2006 and is utilized to support Consumer Loyalty Group customer service and sales efforts at dramatically lowered costs in comparison to their U.S. based counterparts.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We believe that there are no claims or litigation pending against us or our officers and directors in their roles as such, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the third quarter of 2007.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Reorganization between Utah Clay Technology, Inc. and NeWave, Inc., D.B.A. Online Supplier NeWave Shareholders and Dutchess Advisors, Ltd., dated December 24, 2003 (included as Exhibit 2.1 to the Form 8-K filed February 12, 2004, and incorporated herein by reference).

2.2
Agreement and Plan of Merger between the Company, I-Corp. Merger Sub, LLC, I-Corp. Acquisition Sub, Inc., Iventa Corporation and Jamison Stafford, personally and as the representative of Iventa stockholders, dated October 12, 2007 (included as Exhibit 2.1 to the Form 8-K filed October 19, 2007, and incorporated herein by reference).

2.3
Merger Agreement between the Company, I-Corp. Acquisition Sub, Inc. and Iventa Corporation, dated October 15, 2007 (included as Exhibit 2.2 to the Form 8-K filed October 19, 2007, and incorporated herein by reference).

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

10.16	Executive Employment Agreement between the Company and Miguel Vazquez, dated June 1, 2006 (included as Exhibit 10.3 to the Form 8-K filed June 8, 2006, and incorporated herein by reference).

10.17	Employment Offer Letter between the Company and Dave Foucar, dated June 8, 2006 (included as Exhibit 10.1 to the Form 8-K filed June 21, 2006, and incorporated herein by reference).

10.18	Employment Agreement between the Company and Michael Hill, dated September 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

10.19	Employment Agreement between the Company and Charlie Gugliuzza, dated September 7, 2006 (included as Exhibit 10.2 to the Form 8-K filed September 8, 2006, and incorporated herein by reference).

10.20	Employment Offer Letter between the Company and Jaime Rovelo, dated October 18, 2007 (included as Exhibit 10.1 to the Form 8-k filed October 26, 2007, and incorporated herein by reference).

10.21
Amendment to the Executive Employment Agreement between the Company and Michael Hill, dated October 24, 2007 (included as Exhibit 10.2 to the Form 8-K filed October 26, 2007, and incorporated herein by reference).

10.22
Amendment to the Executive Employment Agreement between the Company and Charlie Gugliuzza, dated October 24, 2007 (included as Exhibit 10.3 to the Form 8-K filed October 26, 2007, and incorporated herein by reference).

10.23	Executive Employment Agreement between the Company and Anthony Roth, dated October 24, 2007 (included as Exhibit 10.4 to the Form 8-K filed October 26, 2007, and incorporated herein by reference).

14.1	Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE PLANET, INC.

/s/ Anthony Roth	Date: November 13, 2007
By: Anthony Roth
Title: Chief Executive Officer

/s/ Jaime Rovelo	Date: November 13, 2007
By: Jaime Rovelo
Title: Chief Financial Officer
Principal Accounting Officer